Form 10QSB
period 1996-06-30
DESTRON FEARING CORP /DE/
filed 1996-08-14
CIK 881283

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 1996

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the Transition Period From
                          ____________ to ____________

                         Commission file number 0-19688

                           DESTRON FEARING CORPORATION

             (Exact name of Registrant as specified in its charter)


   Delaware                                             84-1079037
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                               490 Villaume Avenue
                            South St. Paul, MN 55075
                                 (612) 455-1621
                    (Address of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No____


As of August 12, 1996, there were 11,641,482 outstanding shares of Common Stock.



                           DESTRON FEARING CORPORATION


                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                      INDEX



                                                                        Page

PART I -- FINANCIAL INFORMATION

            Item 1 --   Financial Statements                              3


            Item 2 --   Management's Discussion and Analysis or Plan
                        of Operation                                      8


PART II -- OTHER INFORMATION

            Item 1 --   Legal Proceedings                                 12


            Item 6 --   Exhibits and Reports on Form 8-K                  13


            Signatures                                                    13


                         PART 1. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1996 AND SEPTEMBER 30, 1995
(in thousands, except share and per share amounts)


                                                               June 30,     September 30,
                       ASSETS                                    1996           1995
                                                              ---------     -------------
CURRENT ASSETS:
  Cash                                                         $     63      $     62
  Current portion of royalties receivable                          --             402
  Accounts receivable, net                                        1,275         1,823
  Inventories, net                                                8,066         5,305
  Prepaid expenses and other current assets                         524           573
                                                               --------      --------

      Total current assets                                        9,928         8,165

PROPERTY AND EQUIPMENT, net                                       2,167         2,131
INVESTMENT IN JOINT VENTURE                                         229           211
GOODWILL, net                                                     2,106         2,168
OTHER ASSETS, net                                                   567           821
                                                               --------      --------

                                                               $ 14,997      $ 13,496
                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                               $  1,145      $    438
  Accounts payable                                                5,394         4,928
  Accrued liabilities                                               317           299
  Current portion of long-term obligations                           46         1,446
                                                               --------      --------

      Total current liabilities                                   6,902         7,111

LONG-TERM OBLIGATIONS,
     net of current portion                                       1,655           281
                                                               --------      --------

      Total liabilities                                           8,557         7,392
                                                               --------      --------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
        20,000,000 shares authorized;
        11,641,000 and 10,982,000 shares
        issued and outstanding, respectively                        116           110
      Additional paid-in capital                                 16,692        14,651
      Accumulated deficit                                       (10,368)       (8,657)
                                                               --------      --------

     Total shareholders' equity                                   6,440         6,104
                                                               --------      --------

                                                               $ 14,997      $ 13,496
                                                               ========      ========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.


             DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(in thousands, except per share amounts)

                                            Quarter Ended June 30,   Nine Months Ended June 30,
                                            ----------------------   -------------------------
                                               1996        1995           1996       1995
                                             -------     ---------   ----------     ----------

NET REVENUE                                 $  2,167     $  5,557      $  8,849     $ 11,759
                                            --------     --------      --------     --------

COSTS AND EXPENSES:
     Cost of sales                             1,671        3,886         6,248        7,659
     Selling, general and administrative         882          819         3,441        2,855
     Research and development                    203          235           683          758
     Interest expense and other                  159          103           187          235
                                            --------     --------      --------     --------

     Total costs and expenses                  2,915        5,043        10,559       11,507
                                            --------     --------      --------     --------

INCOME (LOSS) FROM OPERATIONS                   (748)         514        (1,710)         252

PROVISION FOR INCOME TAXES                        --           --            --           --
                                            --------     --------      --------     --------

NET INCOME (LOSS)                           $   (748)    $    514      $ (1,710)    $    252
                                            ========     ========      ========     ========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                   $  (0.06)    $   0.05      $  (0.15)    $   0.02
                                            ========     ========      ========     ========


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                          11,640       11,417        11,479       10,791

                  The accompanying notes are an integral part of these consolidated financial statements.


DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(in thousands)

                                                              Nine Months Ended June 30,
                                                              --------------------------
                                                                  1996         1995
                                                                --------     --------
OPERATING ACTIVITIES:
     Net income (loss)                                          ($1,710)     $   252
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization                             357          312
          Equity in income of joint venture and other               (18)          (8)
          Changes in operating items:
               Accounts receivable                                  548       (1,968)
               Inventories                                       (2,761)      (1,352)
               Prepaid expenses and other current assets             49            5
               Royalties receivable                                 402          310
               Accounts payable and accrued liabilities             484        1,000
                                                                -------      -------

               Net cash used in operating activities             (2,649)      (1,449)
                                                                -------      -------

INVESTING ACTIVITIES:
     Purchases of fixed assets                                     (241)        (502)
     Change in other assets                                         117           15
     Capitalized design costs                                      --           (125)
                                                                -------      -------

               Net cash used in investing activities               (124)        (612)
                                                                -------      -------

FINANCING ACTIVITIES:
     Issuance of common stock, net                                2,047          863
     Borrowings under long-term obligations                       1,558         --
     Repayments of long-term obligations                         (1,538)        (101)
     Net borrowings on bank line of credit                          707        1,296
                                                                -------      -------

               Net cash provided by financing activities          2,774        2,058
                                                                -------      -------

NET CHANGE IN CASH                                                    1           (3)

CASH, beginning of period                                            62           42
                                                                -------      -------

CASH, end of period                                             $    63      $    39
                                                                =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $   326      $   275
                                                                =======      =======

                   The accompanying notes are an integral part of these consolidated financial statements.


DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995
(unaudited)


1.     GENERAL

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the most recent Annual Report on Form 10-KSB filed for Destron Fearing Corporation and its subsidiaries (collectively, the "Company"). In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     RELATIONSHIP WITH SIGNIFICANT CUSTOMER

In January 1995, the Company entered into an agreement with Schering-Plough Animal Health ("Schering-Plough"), under which Schering-Plough would market and distribute a companion animal permanent identification product manufactured by the Company. To promote acceptance of the product in the marketplace, the Company agreed to provide readers to Schering-Plough, the value of which will be realized by the Company through payments to be made by Schering-Plough as the product is sold to consumers. As of June 30, 1996, the Company had provided readers with a total cost of $1,144,000 to Schering-Plough.

The Company is recognizing the revenue related to these readers as payments are received from Schering-Plough. Through July 31, 1996, payments of $34,633 had been received. The cost of these readers is being charged to expense in an amount equal to the greater of the amount of cumulative payments received or the amounts necessary to amortize the cost on a straight-line basis over three years. The total amount charged to expense as of June 30, 1996, was $256,000. As of June 30, 1996, $744,000 of the net cost of these readers was included in other assets in the accompanying consolidated balance sheets.

During October 1995, Schering-Plough suspended purchases, for an indefinite period, to allow for the sale of its existing inventories. As a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. Inventories at June 30, 1996 and September 30, 1995 included $4,462,000 and $3,584,000, respectively, related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under the agreement. Management believes that the inventories on hand will ultimately be sold, will be realizable through enforcement of the Company's rights under the agreement or will be disposed of by other means. However, it is also possible that the Company will be required to dispose of these inventories through alternate means, which could result in significant losses.

3.     INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):

                                        June 30, 1996    September 30, 1995
                                        -------------    ------------------

Raw materials                               $3,664            $2,396
Finished goods                               4,402             2,909
                                           -------           -------

       Total inventories                    $8,066            $5,305
                                           =======            ======


4.     PRIVATE PLACEMENT OF COMMON STOCK


In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2.0 million. A portion of these proceeds was used to retire an outstanding $600,000 term loan, with the remaining proceeds expected to be used to finance working capital needs and new product development.


5.     LEGAL PROCEEDINGS

The Company is a party to litigation in which it asserts infringement by a competitor of one of the Company's patents related to certain of its technology. The defendants assert that the patent is not infringed, is invalid and is unenforceable. The defendants also have asserted antitrust and unfair competition claims against the Company and Hughes Aircraft Company.

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent, awarding damages of approximately $444,000. On May 23, 1996, the defendants filed a "Notice of Appeal" related to this judgment and other orders, and that appeal is now pending before the U.S. Court of Appeals for the Federal Circuit. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation. The Company incurred legal expenses of $163,000 and $1,105,000, respectively, during the third quarter and nine-month periods ended June 30, 1996.


6.     PRIVATE PLACEMENT OF DEBT

In March 1996, the Company borrowed a total of $875,000 (and an additional $25,000 in April 1996) from private investors through the issuance of unsecured notes due October 21, 1997 and bearing interest at the rate of 11% per annum. As part of the transaction, the Company issued warrants to the noteholders to purchase a total of 147,539 shares of the Company's common stock. The warrants are exercisable at $4.8125 per share for a term of five (5) years beginning March 21, 1996. The value of these warrants at the time of issuance was not deemed to be significant. Funds received from these notes were used to retire indebtedness that was due on March 21, 1996, and to provide additional working capital for operations.


7.     REAL ESTATE LOAN

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of a promissory note collateralized by its real estate. The note bears interest at 8.98% and is due on April 8, 2001. The terms of the note call for 59 monthly payments of $6,668 and a final balloon payment of $533,372. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds, both of which were collateralized by real estate. The remaining proceeds were used to provide additional working capital for operations.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RELATIONSHIP WITH SIGNIFICANT CUSTOMER

In January 1995, the Company entered into an agreement with Schering-Plough under which Schering-Plough would market and distribute a companion animal permanent identification product manufactured by the Company. To promote acceptance of the product in the marketplace, the Company agreed to provide readers to Schering-Plough, the value of which will be realized by the Company through payments to be made by Schering-Plough as the product is sold to consumers. As of June 30, 1996, the Company had provided readers with a total cost of $1,144,000 to Schering-Plough.

The Company is recognizing the revenue related to these readers as payments are received from Schering-Plough. Through July 31, 1996, payments of $34,633 had been received. The cost of these readers is being charged to expense in an amount equal to the greater of the amount of cumulative payments received or the amounts necessary to amortize the cost on a straight-line basis over three years. The total amount charged to expense as of June 30, 1996, was $256,000. As of June 30, 1996, $744,000 of the net cost of these readers was included in other current assets in the accompanying consolidated balance sheets.

During October 1995, Schering-Plough suspended purchases, for an indefinite period, to allow for the sale of its existing inventories. As a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. Inventories at June 30, 1996 and September 30, 1995 included $4,462,000 and $3,584,000, respectively, related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under the agreement. Management believes that the inventories on hand will ultimately be sold, will be realizable through enforcement of the Company's rights under the agreement or will be disposed of by other means. However, it is also possible that the Company will be required to dispose of these inventories through alternate means, which could result in significant losses.

RESULTS OF OPERATIONS

Net revenue for the quarter ended June 30, 1996 of $2,167,000 was 61% lower than the $5,557,000 reported for the comparable quarter of fiscal 1995. For the nine-month period, fiscal 1996 revenues of $8,849,000 declined 25% from the prior year's revenues of $11,759,000. Revenue from the Radio Frequency Identification Devices (RFID) decreased 81% during the third quarter and 38% for the nine-month period compared to last year's amounts, principally because no shipments were made into the United States companion animal market during these periods. These volumes of revenue contrast to the very significant shipments that occurred during the third quarter of fiscal 1995 when the RFID product was introduced into this market. Visual identification revenue increased 8% in the third quarter of fiscal 1996 over the previous year but was 3% lower than last year for the nine-month period because of a general decline in beef production in the current year.

Cost of sales of $1,671,000 for the third quarter of fiscal 1996 declined 57% from last year's $3,886,000 and the gross profit percentage dropped from the prior year's 30% to 23%. Lower sales in the current quarter caused the drop in this year's cost of sales while the lower gross profit margin resulted from unabsorbed fixed overhead and low or negative margins on the sales of certain electronic readers. For the nine-month period ended June 30, 1996, cost of sales of $6,248,000 was 18% lower than for the comparable period of last year, principally because of lower net revenue in the third quarter.

Selling, general and administrative expenses of $882,000 in the third quarter ended June 30, 1996 were 8% higher than for the same period last year. For the nine-month period, these expenses increased 21% over last year, from $2,855,000 to $3,441,000. Higher expenses in this year's third quarter and nine-month period are principally attributable to increased legal fees and charges related to a sales distribution agreement. These were offset, in part, by lower depreciation expense and pension expense as a result of termination of the Company's defined benefit program in fiscal 1995. The legal expenses are related principally to the Company's action to enforce certain patent rights against a competitor and defend against counteractions in that lawsuit (See Item 1. of Part II for the current status of the legal proceedings.)

Research and development expenses were $203,000 in the third quarter of fiscal 1996, compared to $235,000 for the third quarter of last year, or a decrease of 14%. For the nine-month period, research and development expenses declined 10% to $683,000 from last year's $758,000. Lower outside product development and reduced travel expenses accounted for the reductions in this year's expenses, which were partially offset by salaries and fringe benefits that increased as a result of personnel additions.

Interest and other of $159,000 in the third quarter of fiscal 1996 were 54% higher than the $103,000 reported for the comparable 1995 period. Higher average borrowings and lower interest income are the primary reasons for the higher net expense in the current third quarter. For the nine-month period of fiscal 1996, interest and other of $187,000 were 20% lower than the $235,000 reported for the same period of fiscal 1995, principally because of the collection of a $137,000 indebtedness in the first quarter of fiscal 1996 that the Company had charged to expense in a prior year.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from those of its domestic sales.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that funds available under its existing credit agreement, together with funds generated by operations and from private placements of common stock in December 1995, issuance of unsecured notes in March 1996 and re-financing of the Company's real estate loan in April 1996 will be sufficient to provide the Company with adequate liquidity and capital resources for working capital and other cash requirements. However, the information set forth in the preceding sentence is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing prior to the end of fiscal 1996 in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities used $2,695,000 during the nine months ended June 30, 1996, principally to finance the net loss for the period and increases in inventories of $2,761,000 which resulted from Schering-Plough's suspension of purchases for an indefinite period to allow it to sell its existing inventory. This event, combined with previous commitments that required the Company to accept purchases from its suppliers, resulted in increased inventories. These uses of funds were offset partially by depreciation and amortization of $357,000, a decrease of $548,000 in accounts receivable, collection of $402,000 of royalties receivable, and increases in accounts payable and accrued liabilities of $484,000.

The Company's investing activities used $124,000, primarily for the purchase of fixed assets of $241,000.

The Company's financing activities provided net cash of $2,774,000 during the nine months ended June 30, 1996. Proceeds received from the issuance of 625,000 shares of common stock in connection with a private placement accounted for $2.0 million of this amount. The balance resulted from new borrowings of $900,000 from private investors, $658,000 from a commercial bank under a real estate loan and additional borrowings on the Company's bank line of credit of $707,000. These funds were used to repay long-term obligations of $1,538,000 and provide additional working capital for operations.

As of June 30, 1996, the Company had net working capital of $3,026,000 with a current ratio of 1.4 to 1, which represents an increase in working capital of $1,972,000 from September 30, 1995.

In June 1993, the Company entered into a $750,000 revolving credit agreement with private investors (the "Lenders") that was amended in November 1993 to reduce the principal to $600,000 and convert the indebtedness to a term loan. One of the Lenders was a director of the Company through November 1995. In connection with this credit agreement, the Company issued warrants to the Lenders for the purchase of 220,000 shares of common stock at prices ranging from $1.00 to $1.75 per share (of which 58,671 shares were issued during fiscal 1995 upon the exercise of certain of these warrants). As of September 30, 1995, the Company had outstanding borrowings of $600,000 under this agreement, which were repaid in November 1995 from the proceeds of the private placement of common stock discussed below.

In November 1993, the Company entered into a $2,000,000 discretionary revolving credit facility with a financial institution (which was increased to $3,000,000 in April 1995 and to $5,000,000 in August 1995). Borrowings under this facility are limited based upon eligible accounts receivable and inventories, as defined in the agreement. The credit facility is collateralized by an interest in the Company's accounts receivable, inventories, equipment and intangibles. The agreement is effective through December 31, 1996 and is payable on demand. Interest on the credit facility is paid monthly at a rate of prime plus one-quarter of one percent (1/4%); the effective rate was 8.50% at June 30, 1996. At June 30, 1996 the Company had borrowings of $1,145,000 outstanding under this agreement, with maximum availability under the facility at that date of $1,246,000.

In September 1994, the Company borrowed a total of $610,000 from private investors (including certain executive officers and directors) through the issuance of unsecured notes bearing interest at the rate of 12% per annum, due March 21, 1996. In connection with these notes, the Company issued warrants to the noteholders for the purchase of 183,000 shares of the Company's common stock (of which 55,500 shares were issued during fiscal 1995 upon exercise of certain of these warrants). The warrants have an exercise price of $1.50 per share and are exercisable for a term of five years from the date of issuance. The value of these warrants at the time of issuance was deemed to be insignificant. Funds received on these notes were used to reduce outstanding borrowings under the Company's bank line of credit and to provide additional working capital for operations. These notes were repaid in March 1996 from the proceeds of the 11% unsecured notes discussed below.

In March 1995, a warrant holder exercised a warrant for the purchase of 300,000 shares of the Company's common stock. The transaction was settled through a cash payment of $3,000 and execution of a 15% promissory note for $297,000 due May 3, 1995 (and subsequently extended to July 3, 1995). The note was paid in full on May 30, 1995.

In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2.0 million. A portion of these proceeds was used to retire the outstanding $600,000 term loan with the Lenders, with the remaining proceeds used to finance working capital needs and new product development.

In March and April 1996, the Company borrowed a total of $900,000 from private investors through the issuance of unsecured notes due October 21, 1997 and bearing interest at the rate of 11% per annum. As part of the transaction, the Company issued warrants to the noteholders to purchase a total of 147,539 shares of the Company's common stock. The warrants are exercisable at $4.8125 per share for a term of five (5) years beginning March 21, 1996. The value of these warrants at the time of issuance was not deemed to be significant. Funds received from these notes were used to retire the $610,000 indebtedness that was due on March 21, 1996, and to provide additional working capital for operations.

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of a promissory note collateralized by its real estate. The note bears interest at 8.98% and is due on April 8, 2001. The terms of the note call for 59 monthly payments of $6,668 and a final balloon payment of $533,372. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds, both of which were collateralized by real estate. The remaining proceeds were used to provide additional working capital for operations.


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          In November 1993, the Company initiated a lawsuit for patent infringement against three competitors in the U.S. District Court in Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) At a hearing on November 12, 1993, the Court found that it did not have jurisdiction in Colorado over two of the competitors and dismissed the Colorado case against them without prejudice. The Court suggested that the third competitor may be an infringer on the patent, but did not order the temporary injunction requested by the Company.

          On December 1, 1993, the two dismissed competitors commenced an action in U.S. District Court for Southern Illinois (which was subsequently transferred to the U.S. District Court of Colorado) against the Company requesting actual damages of $20,000,000. In the suit, the plaintiffs sought to invalidate the above-described patent of the Company and alleged unfair competition, violation of U.S. antitrust laws, interference with business relationships and abuse of process due to the actions the Company had allegedly taken in obtaining, announcing and enforcing its patent rights against the plaintiffs.

          The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of approximately $444,000. On May 23, 1996, the defendants filed a "Notice of Appeal" related to this judgment and other orders, and that appeal is now pending before the U.S. Court of Appeals for the Federal Circuit. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation.


Item 6.   Exhibits and Reports on Form 8-K

                  a.    Exhibits:

                        Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share
                        Exhibit 27    Financial Data Schedule

                  b.    Reports on Form 8-K

                            No current reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DESTRON FEARING CORPORATION
                                     (Registrant)


                                         -------------------------------------
                                     By  Thomas J. Ahmann
                                         Vice President Finance,
                                         Chief Financial Officer
                                         and Principal Accounting Officer