Form 10KSB
period 1996-09-30
DESTRON FEARING CORP /DE/
filed 1996-12-30
CIK 881283

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-19688

                           DESTRON FEARING CORPORATION
                 (Name of small business issuer in its charter)


          Delaware                                      84-1079037
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     490 Villaume Avenue, South Saint Paul, MN              55075
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number: (612) 455-1621

       Securities Registered Under Section 12(b) of the Exchange Act: None
         Securities Registered Under Section 12(g) of the Exchange Act:
                           Common Stock, $.01 parvalue
                                (Title of class)
                            -------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $10,830,000.

The aggregate market value of the voting stock of the Registrant, as of September 30, 1996, computed by reference to the closing sale price of the voting stock held by nonaffiliates on such date, was approximately $44,572,000.

As of December 29, 1996, there were outstanding 11,643,982 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 have been incorporated by reference into Part III of this Report. See the Cross Reference Sheet set forth on page
(ii).




                           DESTRON FEARING CORPORATION

                                Table of Contents
                                                                            Page
                                     PART I

Item 1.  Description of Business                                               4

Item 2.  Description of Properties                                            14

Item 3.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to Vote of Security Holders                    15

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             15

Item 6.  Management's Discussion and Analysis or Plan of Operation            15

Item 7.  Financial Statements                                                 15

Item 8.  Changes in and Disagreements With Accountants On Accounting
             and Financial Disclosure                                         16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                16

Item 10. Executive Compensation                                               16

Item 11. Security Ownership of Certain Beneficial Owners and Management       16

Item 12. Certain Relationships and Related Transactions                       16

Item 13. Exhibits and Reports on Form 8-K                                     16






                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND AND OVERVIEW

HISTORY OF DESTRON AND FEARING

Destron Fearing Corporation ("Destron" or the "Company") was incorporated in 1984 as a Canadian corporation (subsequently changed to a Delaware corporation on October 1, 1993) under the name Destron Technologies, Inc. In 1987, Destron acquired the assets of Identification Devices, Inc. (IDI) of Boulder, Colorado, a manufacturer of radio frequency identification (RFID) products and a supplier to Destron. Concurrent with such acquisition, Destron changed its name to Destron/IDI, Inc.

In September 1991, Destron and Hughes Aircraft Company ("Hughes") entered into a joint venture agreement (the "Hughes Joint Venture Agreement") pursuant to which a subsidiary of Destron formed a partnership with Hughes (the "Joint Venture") for the purpose of developing high-volume, automated manufacturing equipment and to enable high-volume production of Destron's animal ID products in Europe. In early 1993, the Joint Venture began to provide high volume manufacturing for Destron's animal ID products from Hughes' Malaga, Spain manufacturing facility.

Fearing Manufacturing Co., Inc. ("Fearing"), a wholly-owned subsidiary of Destron, manufactures identification and pesticide ear tags for livestock. In 1988, Fearing introduced an equine product line consisting of insecticides and health, specialty and grooming products. Fearing's business was founded in 1945 and incorporated on September 30, 1955 in the State of Minnesota. Fearing became a subsidiary of Destron pursuant to a merger ("the Merger") effective on November 12, 1993.

On August 2, 1994, the shareholders authorized the Company to change its name to "Destron Fearing Corporation." (As used hereinafter, the term "Destron" or the "Company" shall mean Destron Fearing Corporation and Fearing Manufacturing Co, Inc. on a consolidated basis.)

FISCAL 1996 DEVELOPMENTS

In fiscal 1996, the Company experienced a 33% decline in revenues compared to fiscal 1995, as well as a significant net loss, as a result of various events and conditions. In addition, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1996 includes a modification indicating substantial doubt as to the Company's ability to continue as a going concern. See "Item 6: Management's Discussion and Analysis or Plan of Operations" for further discussion of the events and conditions that have resulted in the report modification, as well as management's plans to address these matters.

THE RFID MARKET

Destron's product line includes a variety of radio frequency transponders or "tags," compatible reader/scanner systems and transponder injectors. Destron's products function generally as a data acquisition "front end" part of a total information system produced by a systems integrator for a particular application.

Destron's marketing strategy is to be the price/performance leader in the animal ID market by offering products which utilize the most advanced technology and have a reliable RFID system, produced at a low cost by obtaining manufacturing efficiencies through high-volume production. Important elements of this marketing strategy are the value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), distributors, marketers and systems integrators who market Destron's products to end users. In many cases, Destron enters into exclusive marketing arrangements for specific geographical regions and animal species in return for long-term, annual purchase commitments. As of September 30, 1996, more than 15 VARs and OEMs worldwide were distributing Destron's products, utilizing their expertise in animal health as well as their customer knowledge and the resources necessary to develop complete solutions for a variety of applications.

Sales of Destron products outside the United States have been primarily in Europe. Export sales as a percentage of total revenue were 32% for the fiscal year ended September 30, 1996 and 11% for the fiscal year ended September 30, 1995. Destron generally sells its products at prices quoted in U.S. dollars to limit the risks associated with currency exchange rate fluctuations.

RFID PRODUCTS

All of Destron's RFID products are built upon the same technology -- that of a passive (that is, inductively powered) radio frequency transponder and associated reading system. Both transponders and reading systems are offered in a number of forms, each adapted for use in particular applications in the animal industry. The basis of Destron's technology is a proprietary microchip which contains either a 10-digit or 16-digit identification code unique to each chip. The microchip is coupled with an antenna and encapsulated in glass to form a transponder of suitable size and shape for the application.

Destron's reading systems communicate with the transponder through a radio frequency signal. The scanner generates a magnetic field which is intercepted by the transponder. The transponder uses the energy from this field to power itself, and it transmits the identification number via a return signal to the scanner. The encoded identification number of the microchip is then "read" and reported to the reader, which displays the number and/or sends it to a host computer or printer. Depending upon the application, the identification number can be linked with data about the tagged animal or used to verify the identity of the animal.

Products for Destron's various markets are described below. An important aspect of Destron's products are the consumable nature of the identification tags, whether injectable- or eartag-based, which result in recurring purchases by customers. Visual ear tags have an average life of approximately two years. The injectable, electronic identification devices last indefinitely but cannot be reused in other animals.

The products that Destron currently manufactures and markets to the animal identification industry include transponders, portable readers, stationary readers, and transponder injecting devices.

TRANSPONDERS

The identification tags manufactured by Destron are passive and operate at low radio frequencies, below 500 kHz. Operating range is limited by the power limitations permitted by regulating authorities, such as the Federal Communications Commission ("FCC") in the United States, and is generally 50 centimeters (20 inches) or less. Destron currently manufactures two types of transponders -- programmed and read/write. The programmed device contains a custom integrated circuit ("IC") whose identification code is inscribed during the manufacturing process and is permanent. The read/write device contains a custom IC that permits the identification code to be written wirelessly and rewritten if desired. Transponders for animal ID are generally programmed and contain the custom IC and a tuned radio frequency circuit consisting of a small inductor and capacitor. Destron's read/write transponders that are used for animal ID are packaged in small glass ampules ranging in size from 11 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter and are compatible with subcutaneous injection in animals. Other packaging designs are used for noninjected applications related to animal markets, including the new Disc Transponder that fits over an eartag stud. The distribution prices of each of the Company's transponders range from $3.00 to $9.00.

PORTABLE READERS

Transponders are powered and their identification codes are read by a variety of reader devices. Portable readers are battery operated and easily hand-carried. The portable readers manufactured by Destron are all based on similar electrical designs and differ principally in the hardware and software options offered and packaging design. The readers contain two sections of circuitry-- the exciter and the receiver. The exciter produces a low frequency electromagnetic field that is capable of sending sufficient power to the transponder (by means of an integral radiating antenna coil) for its custom IC to be powered and activated. The transponder transmits its identification information repeatedly on a lower radio frequency. The reader's receiver is tuned to this lower frequency and is designed to convert the received signal into the identification information corresponding to the transponder's identification code. The resulting identification code is displayed on a video display or can be relayed via computer interface to other equipment. A small keypad provides the user with control over the reader's operating options. Portable readers range in price from $150 to $3,195.

INJECTING SYSTEMS

In order to identify animals in a secure, unalterable manner, the transponder devices require subcutaneous injections by means of a hypodermic-type injector. Destron currently supplies a variety of injecting devices intended for a wide range of animal applications, including livestock, pet, and laboratory animals. These injector devices, known as single-shot injectors, hold only one transponder and are generally loaded from a transponder carrying cartridge. The price of the Company's injecting systems ranges from $4.25 to $9.00.

POTENTIAL NEW PRODUCTS
Destron's development efforts have focused on development of the read/write integrated circuit discussed under "Transponders," above. In December 1995, the Company obtained exclusive rights to manufacture and distribute a transponder with read/write integrated circuits and temperature sensing capabilities. Continued improvements in constituent component technologies such as batteries and integrated circuits should provide Destron with the opportunity to improve the performance and lower the cost of its existing products. Opportunities also exist for the integration of animal ID systems with other information and process control systems for breeding, feeding, monitoring, and slaughtering. No assurance can be given that any new products will be successfully developed or marketed as a result of Destron's development efforts.

VISUAL IDENTIFICATION PRODUCTS

Fearing manufactures and sells identification and pesticide ear tags for herd animals and various equine products.

IDENTIFICATION EAR TAGS

Identification ear tags manufactured by Fearing are numbered plastic tags that hang from the ear of farm animals and are used for visual identification. Animals marked in this manner generally include beef and dairy cattle, hogs and sheep. The purpose of this identification includes tracking of dairy production, weight gain in beef cattle and hogs, identification of animals requiring feed supplements, maintenance of animal health records and farm inventory control. Fearing holds a patent, which expires in February 2002, on the applicator which applies the ear tag, and a patent, which expires in December 2000, on an antiseptic coating which is placed on the stud which holds the ear tag in the animal's ear. The antiseptic coating is marketed under the trade name Infect-a-Guard(TM). Fearing currently offers 30 different styles of identification ear tags and seven colors in each style. Fearing began manufacturing pesticide ear tags in 1984 and also manufactures the device used to attach ear tags to the animal's ear. Fearing supplies such devices to the largest pesticide ear tag distributor in the United States. Ear tags are typically packaged in quantities of 25, and these packages sell for $4.50 to $20.50 each.

EQUINE PRODUCTS

Equine products were introduced by Fearing in 1988. This product line consists of insecticides and health, specialty and grooming products. Fearing currently supplies approximately 20 equine products and has been licensed by the United States Environmental Protection Agency ("EPA") for distribution of these products. Equine products are priced from $1.00 to $24.99 per unit.

COMBINED PRODUCTS

As a result of the Merger, Destron and Fearing began the process of integrating their product development efforts in order to take advantage of their respective technologies.

NEW ELECTRONIC EARTAGS

As a result of the combination of the technologies of Destron and Fearing, an electronic eartag management system was developed, introduced by Destron in 1994 and patented in 1995. The electronic eartags and intelligent readers described above are being sold to system integrators and large corporate farms. These systems give the farmer "source data entry" directly in the barn or on the range and, as a result, offer the opportunity to improve management of the farm's resources, improve overall productivity, reduce manual data entry errors and allow direct connection to proven herd management systems. Destron expects to continue the development and marketing of this electronic eartag. No assurance can be given that this market will develop or that Destron will be successful in selling this electronic eartag. Electronic eartags have a retail price ranging from $3.50 to $4.75 each.

ANIMAL ID MARKETS

DESTRON'S MARKETING AND DISTRIBUTION

The animal ID markets have generally been slow to accept new forms of technology. Destron, therefore, has devoted considerable time and financial resources to informing the market about the benefits of RFID systems over other methods of animal identification. Traditional methods of identifying animals have a number of drawbacks. External tags often are easily lost. Tattooing and ear to toe clipping require manual reading and are viewed by animal rights groups as inhumane. External methods often require the use of manual records or intermediate processing before the data can be automated. Identification methods used with fish include freeze branding and embedded wire tags which cannot be read without capturing and, in many cases, sacrificing the fish.

DESTRON'S ANIMAL ID MARKET SEGMENTS

Destron's animal ID market segments and their corresponding percentages of Destron's total revenues for the fiscal years ended September 30, 1996 and 1995 consist of products for the identification of the following:

                                                          1996             1995
                                                           ---              ---
Livestock                                                   50%              34%
Companion animals                                           32               50
Fish and wildlife                                           16               14
Laboratory animals                                           2                2
                                                           ===              ===
                                                           100%             100%

COMPANION ANIMALS. In the United States in 1995, there were over 200 million pets, of which 107 million were dogs and cats. Statistics from the United States Humane Society indicate that every year up to 20 million animals stray or are abandoned and that between 10 and 13 million of those picked up are euthanized. Similar pet population and loss problems also exist outside the United States. Animal control agencies estimate that these figures can be significantly reduced with the implementation of a positive, permanent identification system coupled with a pet recovery database. Adoption of this method of permanent identification using Destron technology has progressed quickly in Canada and certain European countries, such as Germany, the Netherlands, Belgium, Italy, France, Spain and the United Kingdom, and was re-introduced into the United States market in 1995.

Destron has appointed several exclusive distributors worldwide to serve this developing market for companion animal ID. Each distributor maintains a relationship with a central computerized registry serving its franchised country or countries. The registry links the animal's unique ID number to information on its owner, providing an electronic retrieval network for the return of lost animals.

In January 1995, an operating unit of Schering-Plough Corporation ("Schering-Plough") became the exclusive distributor in the United States for Destron's electronic identification products for companion animals. During fiscal 1995, Schering-Plough initiated a national advertising campaign on radio and in major consumer magazines that resulted in sales to over 40% of the small animal clinics in the United States. In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sale of its existing inventories. As of the date of this Annual Report, Schering-Plough had not resumed purchases and had not indicated to Destron when such purchases would resume. See "Item 6: Management's Discussion and Analysis or Plan of Operation." Sales to Schering-Plough accounted for 2% of the Company's revenues in fiscal 1996, relative to 41% in fiscal 1995.

As part of the agreement with Schering-Plough, the Company provided electronic readers to Schering-Plough under terms that require Schering-Plough to pay the Company for the readers as they are sold by veterinarians to consumers. As of September 30, 1996, the Company had provided to Schering-Plough readers with a total cost to the Company of $1,187,000. The cost of these readers was being charged to expense in an amount equal to the greater of cumulative payments received or the amount necessary to amortize the cost on a straight-line basis over three years. In fiscal 1996, as a result of the uncertainties related to receipt of future payments from Schering-Plough, the Company accelerated its amortization of these readers such that the cost of the readers was fully amortized as of September 30, 1996.

In Europe, companion animal market distribution is effected through exclusive distributor arrangements with two veterinary product companies -- Animalcare Limited ("Animalcare") in the United Kingdom and Rhone Merieux in certain European countries.

Under its distribution agreement with Destron, Animalcare is responsible for soliciting purchasers of Destron's animal ID products in the United Kingdom and for all advertising, while Destron is obligated to provide products to Animalcare and to provide general, technical, marketing and advertising support. Animalcare must meet certain minimum purchase commitments to maintain its distribution rights. The minimum purchase obligations were achieved in both fiscal 1996 and 1995. Animalcare has established the companion animal infrastructure of Destron readers and sells Destron's products to key veterinary clinics. As a result, Destron's products have established strong name recognition and veterinary/shelter acceptance in the United Kingdom. Government approvals are not required in the United Kingdom for distribution of ID products for companion animals.

Rhone Merieux, one of the world's largest animal health companies and the largest vaccine marketer in Europe, markets Destron's products in connection with its own vaccines through its companion animal distribution channels. Rhone Merieux also is establishing placement of Destron readers at the veterinary/shelter level and has undertaken a multicountry promotional effort through its direct sales force in continental Europe. Under its distribution agreement, Rhone Merieux is responsible for obtaining necessary government approvals for distribution of the products. The initial five-year agreement was renewed in December 1990 for an additional term of 15 years ending February 28, 2005. Rhone Merieux failed to meet minimum purchase requirements under its distribution agreement for the fiscal periods ended September 30, 1996 and 1995. Destron subsequently waived these requirements.

FISH AND WILDLIFE. The tagging of fish, especially salmon, has been conducted for many years for identification in migratory studies and other purposes. Destron's injectable transponder has been accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

To date, over 1,000,000 Destron transponders have been sold for implanting into salmon to monitor their passage through the hydroelectric diversion systems of the Pacific Northwest.

LIVESTOCK. In fiscal 1996, the United States Department of Agriculture ("USDA") and the United States Food and Drug Administration ("FDA") approved the use of transponders for injection into livestock, thereby permitting Destron to sell transponders for use in the United States. Through fiscal 1996, all sales of Destron's transponders for use with livestock have been outside of the United States. The Company plans to leverage its traditional core business of visual identification products in domestic and overseas markets to promote permanent electronic identification of livestock. As the size of farms has increased, automated, permanent individual identification has become a necessary tool for managing large livestock herds. With over four billion livestock animals worldwide, the Company believes that implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock.

In addition to the uses of automated ID in herd management, countries that export significant quantities of meat have recognized the potential uses of RFID to trace diseases or drug residues which could adversely affect sales of their products. An RFID system works well for this purpose because the animals are permanently identified with an encoded, injected transponder within a few weeks of birth and retain this identification through the point at which they are weighed and graded. Injection is generally considered to be the only feasible method of providing unalterable, complete life-cycle identification with reliability close to 100%.

In fiscal 1996, the International Standards Organization ("ISO") published a new standard for animal ID products that includes Destron's products through a two-year transition period. The Company completed development of the new ISO qualified products and began shipments of these products during fiscal 1996. The cost to Destron to conform its products to the new ISO standard has been significant.

Destron believes that significant sales of identification systems for livestock will likely be achieved only when a substantial stimulus to the use of a system is provided by a government or some association. For example, this may occur if a government requires that all animals of a certain type be identified by RFID methods or if a marketing organization, breed association or similar group conditions a right, such as participating in a market or obtaining breed status certification, upon identifying the animals by an RFID system.

Destron's distributors are primarily responsible for providing information and assistance to governmental agencies in the countries that they service in order to facilitate the adoption of RFID programs in which Destron's products can participate. Destron actively cooperates with its distributors in all such efforts. In most Western and Central European countries (excluding the Netherlands and the United Kingdom), Destron is working closely with Rhone Merieux to establish Destron's RFID technology in testing and commercial use in both disease eradication campaigns and feed integration systems. Rhone Merieux uses its extensive feed and vaccination expertise in continental Europe to develop animal vaccination and disease eradication programs and to promote the adoption of such programs by governments using Destron's animal identification products as an essential part of many such programs. However, the efforts of Rhone Merieux and Animalcare focus primarily on companion animals.

LABORATORY ANIMALS. Positive, permanent identification of laboratory animals used in research is crucial to maintaining the integrity of data obtained in laboratory research. In the United States, over 18 million animals are used every year in research-related laboratory activities, of which 8 million are used in toxicology and drug development studies. Japan and Europe constitute other major markets for electronic laboratory animal ID, with approximately 6 million animals used per year in long-term toxicology and drug development studies.

Since 1986, Bio Medic Data Systems of Maywood, New Jersey ("Bio Medic"), has been Destron's exclusive value-added reseller for the laboratory animal market. Bio Medic has appointed subdistributors to serve the European and Japanese markets and has begun working with research centers around the world, which are now in various stages of testing, evaluating and accepting Destron products. Bio Medic has developed and patented an anti-migration cap that attaches to the transponders, which impedes migration of the devices within the animal's flesh. Destron has an exclusive use agreement with Bio Medic for companion animals for the use, manufacture and sale of the anti-migration cap.

MARKETING AND DISTRIBUTION OF VISUAL IDENTIFICATION PRODUCTS

Fearing products are sold through a long-established network of approximately 200 distributors. Fearing assists distributors with their inventory planning through a computer network that monitors inventory levels and prepares reordering documents. Fearing bar codes all of its products, on a custom basis if requested, to enable distributors and dealers to control their inventories with scanners.

PRODUCT DEVELOPMENT

Destron has developed substantially all of its own products internally, and it presently maintains an internal research and development department. This department is responsible for all new product development as well as for ongoing product technical support and maintenance. Destron supplements its design staff with several consulting and contract design engineering firms that specialize in areas that Destron considers outside its core technology focus. Contracted design work has included mechanical packaging, software development, and drafting/documentation support. Destron uses computer-based design technologies for electrical and mechanical design as well as for record keeping and documentation control. For the fiscal years ended September 30, 1996 and 1995, Destron invested $955,000 and $1,038,000, respectively, in product development, or approximately 9% and 6%, respectively, of each year's total revenue.

SIGNIFICANT CUSTOMERS

In the fiscal year ended September 30, 1995, Schering-Plough accounted for 41% of Destron's total revenues. In the fiscal year ended September 30, 1996, Rhone Merieux accounted for 18% of Destron's total revenues and Pacific States Marine accounted for 10%. No other customer accounted for 10% or more of Destron's total revenue in these years.

BACKLOG

The Company generally produces goods to fill orders received and anticipated orders based on distributors' forecasts, but also maintains inventories of finished goods to fill customer orders with short lead times. As a result, the Company has no significant backlog of orders, and any such backlog is not necessarily indicative of future sales.

COMPETITION

RFID MARKET

Destron believes it is the most experienced company in the miniature injectable transponder market and that more of its transponders have been injected in animals, worldwide, than any other company's RFID product. Competitors, however, have entered the companion animal, laboratory animal, fish and livestock markets. There are two prominent competitors in the companion animal market. In the livestock market, Destron is aware of two companies that have demonstrated a prototype of a large injectable transponder and are now underway with efficacy testing and field trials. Certain of its competitors have substantially greater resources than Destron.

VISUAL IDENTIFICATION MARKET

The ear tag industry, which includes the pesticide ear tag segment, is highly competitive. The largest manufacturers in the industry are Allflex International, Y-Tex, Inc. and Fearing. In the pesticide ear tag industry, Fearing's primary competitor is Fermenta, Inc. Fearing believes that it effectively competes with other manufacturers based primarily on its network of qualified and responsible distributors and its quality customer service approach.

PATENTS AND TRADE NAMES

Destron considers its patented technologies as important strategic and competitive assets in the RFID market for animal identification. Four key U.S. patents in RFID technology (Milheiser No. 5,041,826 - expiration August 20, 2008, Milheiser No. 4,730,188 - expiration March 8, 2005, Walton No. 4,546,241 - expiration October 8, 2003 and Taylor, Koturov, Bradin and Loeb No. 5,211,129 - expiration May 18, 2010) provide Destron with protection for its product designs. Destron's U.S. Patent No. 5,211,129 by Taylor et al. is an improved transponder for transmitting an identification signal for an animal. The transponder is sufficiently miniaturized and encapsulated in glass to be syringe-implantable in the animal, thus avoiding the necessity of surgical procedures. This transponder uses a coil to receive an interrogation signal and then transmits an identification signal in response to interrogation. The transponder receives the energy required for transmission from the interrogation signal and transmits the identification signal immediately upon commencement of the interrogation signal. The Company considers this patent to have significant value.

Destron has also applied for international patent protection in jurisdictions where it intends to focus its marketing efforts. Patent applications are pending in Canada, Japan, New Zealand and European countries for the technologies of the Milheiser patents and the syringe injectable transponder.

Destron continues to develop new products with patentable technologies in order to further protect its business interests. There can be no assurance, however, that the protection afforded by these patents will provide Destron with a competitive advantage or that Destron will be able to successfully assert its intellectual property rights in any infringement action. In addition, there can be assurance that Destron's current products and products under development will not infringe any patent or other rights of others. Destron is currently involved in litigation relating to certain of its patents. See "Item 3. Legal Proceedings."

Fearing holds a patent, which expires in February 2002, on the applicator which applies the ear tags to the animal, and a patent, which expires in December 2000, on an antiseptic coating which is placed on the stud which holds the ear tag in the animal's ear. The antiseptic coating is marketed under the trade name Infect-a-Guard(TM).

OPERATIONS

In early 1993, the Joint Venture began to provide high volume manufacturing for Destron's animal ID products from Hughes' Malaga, Spain manufacturing facility. Presently, the manufacturing capability of the Joint Venture is 10 million transponders per year. These transponders are produced by machines built by Hughes for the Joint Venture. The term of the Joint Venture concluded in September 1996, and the Joint Venture will terminate in March 1997. However, the Company expects to continue to purchase transponders from Hughes, although continuance of such purchases will depend upon the competitiveness of the price and quality of the products purchased.

Destron supports its RFID manufacturing by using several outside contractors. These suppliers, located primarily in Minnesota, produce and repair some models of the Company's electronic readers and provide needle assembly, packaging and sterilization services for the sale of transponders.

Manufacturing of visual identification products is done in the Company's facility located in South St. Paul, Minnesota and is supported by subcontract plastic injection molders located in the Minneapolis-St. Paul metropolitan area, Detroit, Michigan, and Chicago, Illinois.

DEPENDENCE ON KEY MATERIALS

Destron currently has multiple approved sources for its raw materials and has experienced no shortages of materials. The Company presently purchases its proprietary integrated circuits from Eurosil in Germany and Hughes MicroElectronics Europa Limited ("Hughes MicroElectronics").

Destron believes that it can obtain chips, including chips with modifications, from any of a number of other sources if either Eurosil or Hughes
MicroElectronics should be unable to provide them, and that it will, therefore, be able to procure chips to support product demand for the foreseeable future.

GOVERNMENT REGULATION

Many of the products manufactured by Destron are subject to compliance with government agency requirements. Destron's readers are tested for compliance with the FCC Part 15 Regulations for Electromagnetic Emissions. When appropriate, products are also tested by independent product safety testing organizations to ensure that user injury hazards do not exist with respect to the equipment's operation and storage. In fiscal 1996, the USDA and the FDA approved the use of transponders for injection into livestock, thereby permitting Destron to sell transponders for use in the United States. Heretofore, all sales of Destron's transponders for use with livestock have been outside of the United States. The Company's current efforts to address the U.S. livestock market are principally based upon the use of the new electronic eartags which do not require FDA approval, although the Company expects to market the injectable transponder in 1997. The Company believes that implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock. No FDA approval is required for transponders injected into fish because the transponders are injected into the fishes' abdominal cavities, which are discarded when the fish are processed. As a result, the transponders do not appear in any part of the fish that is used as food.

Destron's products are also subject to compliance with foreign government agency requirements. Destron's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Destron's products. Destron supports the distributors' regulatory compliance efforts by making any technical changes to the products that may be required.

Fearing insecticide products are approved by the EPA and produced under EPA regulations. Fearing strictly controls the manufacture of these products and prepares and maintains all necessary registration documents. The Company believes that it complies with all environmental regulations and this compliance does not have a material effect on the Company's capital expenditures, earnings or competitive position. Further, it is expected that future compliance will not have a material effect on future fiscal years' operating results.

EMPLOYEES

On September 30, 1996, Destron employed 60 full-time and 14 part-time individuals, 25 of whom are represented by the United Food and Commercial Workers Union. The Company has not experienced any work stoppages. Destron believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company owns one facility of approximately 25,000 square feet in South St. Paul, Minnesota. The facility consists of the corporate headquarters in approximately 5,000 square feet of office space, approximately 10,000 square feet of manufacturing space, and approximately 10,000 square feet of distribution space. All of this space is fully utilized.

Manufacturing demand for visual identification products ranges from a seasonal low of 50% of capacity to a seasonal high of 100%, which is accomplished through two work shifts and weekend production. RFID products, with a more stable demand, utilize approximately 40% of the Company's production capacity. Demand can reach 100% of capacity, however, when initial orders are filled for new, incremental customers.

Destron has concluded an early lease termination effective December 31, 1994, on its research facility located at 2995 Wilderness Place, Suite 207, Boulder, Colorado, where approximately 4,000 square feet of space was leased. The Company's research and development activities are now conducted at its corporate facilities in South St. Paul or through outside contractors.

ITEM 3.  LEGAL PROCEEDINGS

In November 1993, the Company initiated a lawsuit for patent infringement against three competitors in the U.S. District Court of Colorado. (The patent involved is #5,211,119, which relates to the Company's injectable transponder technology.) At a hearing on November 12, 1993, the Court found that it did not have jurisdiction in Colorado over two of the competitors and dismissed the Colorado case against them without prejudice. The Court suggested that the third competitor may be an infringer on the patent, but did not order the temporary injunction requested by the Company.

On December 1, 1993, the two dismissed competitors commenced an action against the Company in U.S. District Court for Southern Illinois requesting actual damages of $20,000,000. This action was subsequently transferred to the U.S. District Court of Colorado. In the suit, the plaintiffs sought to invalidate the above-described patent of the Company and alleged unfair competition, violation of U.S. antitrust laws, interference with business relationships and abuse of process due to the actions the Company allegedly had taken in obtaining, announcing and enforcing its patent rights against the plaintiffs. The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $445,000, including prejudgment interest. The defendants have appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. While management and its legal counsel continue to believe that the final outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome or effect of the litigation.

On December 17, 1996, three competitors filed a lawsuit against the Company and its United States distributor, Schering-Plough Corporation, in the United States District Court for the District of Minnesota. The plaintiffs allege that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States Patents. Although management is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that the claims are without merit and that the ultimate outcome of the litigation will not have a significant adverse impact on the Company's future financial position, cash flows, or results of operations. However, there can be no assurance of the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

                       Fiscal Year Ended             Fiscal Year Ended
                       September 30, 1996            September 30, 1995
                  --------------------------    ----------------------------
    Quarters       High                 Low      High                   Low
First             $5.00                $2.75    $2.13                  $1.50
Second            $5.25                $3.25    $3.75                  $1.88
Third             $4.44                $2.94    $9.00                  $3.00
Fourth            $4.63                $1.94    $8.75                  $5.25

The above quotes for the years ended September 30, 1996 and 1995 represent the high and low prices on The Nasdaq SmallCap market that were provided by Nasdaq. As of November 27, 1996, there were 336 holders of record.

DIVIDEND POLICY

Certain of the Company's debt agreements prohibit the payment of dividends. To date, Destron has not paid any cash dividends on its Common Stock, and it does not anticipate doing so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 6 is incorporated by reference to the information under the caption "Management's Discussion and Analysis or Plan of Operation" beginning on page A-1 of Exhibit 13.1 hereto, which consists of portions of the Company's Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 7.  FINANCIAL STATEMENTS

The information required by Item 7 is incorporated by reference to the consolidated financial statements and Report of Independent Public Accountants thereon contained on pages A-5 to A-15 of Exhibit 13.1 hereto, which consists of portions of the Company's Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's principal independent public accountant during the Company's last two fiscal years or since the end of the Company's last fiscal year to the date of this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference to the information under the caption "Election of Directors; Compliance with Section 16(a)" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the information under the caption "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

                                                                  Page Reference

Report of Independent Public Accountants                                 (1)
Consolidated Balance Sheets as of September 30, 1996 and 1995            (1)
Consolidated Statements of Operations for the Years Ended
         September 30, 1996 and 1995                                     (1)
Consolidated Statements of Shareholders' Equity for the Years Ended
         September 30, 1996 and 1995                                     (1)
Consolidated Statements of Cash Flows for the Years Ended September 30,
         1996 and 1995                                                   (1)
Notes to Consolidated Financial Statements                               (1)

-------------------------

(1) Included in the Company's Annual Report to Shareholders for the year ended September 30, 1996.

(A)(3)EXHIBITS

Except for exhibits 13.1 and 23.1 (which are filed as a part hereof), the exhibits listed on the exhibit Index on page E-1 of this Form 10-KSB are hereby incorporated by reference to the exhibits named therein filed with, or incorporated by reference to, the Company's Transition Report on Form 10-KSB for the seven months ended September 30, 1993.

The following exhibits are hereby incorporated by reference to the exhibits 3.5 and 22.1, respectively, filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995:

3.4 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994.

21.1     List of Subsidiaries of Destron Fearing Corporation

The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB:

13.1 Portions of Annual Report to Stockholders for this fiscal year ended September 30, 1996 incorporated herein by reference (including signed report of independent accountants.)

23.1     Consent of Arthur Andersen LLP.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registration has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 30, 1996.

                               DESTRON FEARING CORPORATION


                               By:  /s/ Randolph K. Geissler
                                    Randolph K. Geissler, Chief Executive
                                    Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        Signature                                                            Date
                                            Title
      /s/ Randolph K. Geissler              Chief Executive Officer, President    December 30, 1996
      ----------------------------          and Director
      Randolph K. Geissler

      /s/ Thomas J. Ahmann                  Vice President, Chief Financial       December 30, 1996
      ----------------------------          Officer, Secretary, Treasurer and
      Thomas J. Ahmann                      Principal Accounting Officer

      /s/ David A. Henderson                Director                              December 30, 1996
      ---------------------------
      David A. Henderson
      /s/ David M. Hyduke                   Director                              December 30, 1996
      ---------------------------
      David M. Hyduke
      /s/ Kenneth D. Larson                 Director                              December 30, 1996
      ----------------------------
      Kenneth D. Larson








  Exhibit
  Number                                               Description

 3.1 Articles of Incorporation of Destron/IDI, Inc., a Delaware corporation. Filed as Exhibit 3.3 to the Company's S-4 Registration Statement. ("S-4 Registration Statement") declared effective by the Securities and Exchange Commission ("Commission") on October 12, 1993.

 3.2     Bylaws of Destron/IDI, Inc., a Delaware corporation. Filed as Exhibit
         3.4 to the Company's S-4 Registration Statement.

 3.3 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994.

10.1 Loan Agreement between the Company and Norwest Bank Minnesota, N.A., dated July 14, 1989 and related extensions. Filed as Exhibit 10(a) to the Company's Form 10 Registration Statement as originally filed with the Commission on November 21, 1991, as subsequently amended ("Form 10 Registration Statement").

10.2 Joint Venture Agreement between the Company and Hughes Aircraft Company dated September 20, 1991. Filed as Exhibit 10(b) to the Company's Form 10 Registration Statement..

10.3 Common Stock Warrant issued by the Company to Hughes Aircraft Company dated September 27, 1991. Filed as Exhibit 10(j) to the Company's Form 10 Registration Statement.

10.4 License Agreement between the Company and Charles A. Walton dated June 5, 1991. Filed as Exhibit 10(m) to the Company's Form 10 Registration Statement.

10.5 License Agreement between Identification Devices, Inc. and Bio Medic Data Systems, Inc. dated May 16, 1986. Filed as Exhibit 10(n) to the Company's Form 10 Registration Statement.

10.6 License Agreement between the Company and Anitech Identification Systems., Inc. dated November 11, 1988. Filed as Exhibit 10(p) to the Company's Form 10 Registration Statement.

10.7 Distribution Agreement between the Company and Nippon ID System Co., Ltd. dated July 13, 1989. Filed as Exhibit 10(q) to the Company's Form 10 Registration Statement.

10.8 Development Agreement between the Company and Nippon ID System Co., Ltd. dated July 13, 1989. Filed as Exhibit 10(R)to the Company's Form 10 Registration Statement.

10.9 Distribution Agreement between the Company and Animalcare Limited dated May 25, 1989. Filed as Exhibit 10(s) to the Company's Form 10 Registration Statement.

10.10 Distribution Agreement between the Company and Rhone Merieux dated September 26, 1989 and amendments. Filed as Exhibit 10(t) to the Company's Form 10 Registration Statement.

10.11 Distribution Agreement between the Company and Milk Marketing Board of England and Wales dated September 30, 1989. Filed as Exhibit 10(v) to the Company's Form 10 Registration Statement.

10.12 Development Agreement between the Company and Milk Marketing Board of England and Wales dated September 30, 1989. Filed as Exhibit 10(w) to the Company's Form 10 Registration Statement.

10.13 Distribution Agreement between the Company and Animal Electronics ID Systems PTY Limited dated December 1, 1989. Filed as Exhibit 10(x) to the Company's Form 10 Registration Statement.

10.14 Distribution Agreement between the Company and Superior Identification Systems dated December 31, 1989. Filed as Exhibit 10(y) to the Company's Form 10 Registration Statement.

10.15 Development Agreement between the Company and Superior Identification Systems dated December 31, 1989. Filed as Exhibit 10(z) to the Company's Form 10 Registration Statement.

10.16 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated January 1, 1990. Filed as Exhibit 10(aa) to the Company's Form 10 Registration Statement.

10.17 Distribution Agreement between the Company and Kubota, Ltd. dated January 20, 1990. Filed as Exhibit 10(bb) to the Company's Form 10 Registration Statement.

10.18 Development Agreement between the Company and Kubota, Ltd. dated January 20, 1990. Filed as Exhibit 10() to the Company's Form 10 Registration Statement.

10.19 Distribution Agreement between the Company and Electronic Livestock Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ad) to the Company's Form 10 Registration Statement.

10.20 Development Agreement between the Company and Electronic Livestock Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ae) to the Company's Form 10 Registration Statement.

10.21 License Agreement between the Company and Anitech Identification Systems, Inc., dated February 1, 1990. Filed as Exhibit 10(af) to the Company's Form 10 Registration Statement.

10.22 Distribution Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ag) to the Company's Form 10 Registration Statement.

10.23 Development Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ah) to the Company's Form 10 Registration Statement.

10.24 Basic Ordering Agreement between the Company and Nippon ID System Co., Ltd. dated April 27, 1990. Filed as Exhibit 10(ai) to the Company's Form 10 Registration Statement.

10.25 Basic Ordering Agreement between the Company and Nippon ID System Co., Ltd. dated April 27, 1990. Filed as Exhibit 10(aj) to the Company's Form 10 Registration Statement.

10.26 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated July 1, 1990. Filed as Exhibit 10(al) to the Company's Form 10 Registration Statement.

10.27 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated July 31, 1990. Filed as Exhibit 10(am) to the Company's Form 10 Registration Statement.

10.28 Development Agreement between the Company and Identity Devices (PTY) Ltd. dated July 31, 1990. Filed as Exhibit 10(an) to the Company's Form 10 Registration Statement.

10.29 Distribution Agreement between the Company and Anitech Identification Systems, Inc. dated April 22, 1991. Filed as Exhibit 10(ao) to the Company's Form 10 Registration Statement.

10.30 Distribution Agreement between the Company and Kubota, Ltd. dated February 26, 1988. Filed as Exhibit 10(ap) to the Company's Form 10 Registration Statement.

10.31 Destron/IDI, Inc. Employee Stock Option Plan. Filed as Exhibit 10.42 to the Company's 1992 Annual Report on Form 10-K.

10.32    Destron/IDI, Inc. Nonemployee Director Stock Option Plan. Filed as
         Exhibit 10.43 to the Company's 1992 Annual Report on Form 10-K.

10.33 Transition Services Agreement dated March 1, 1993 between the Company and Fearing Manufacturing Co., Inc. Filed as Exhibit 10.45 to the Company's 1993 Annual Report on Form 10-KSB/A-2.

10.34 Discretionary Revolving Credit Facility Agreement with Norwest Bank Minnesota, National Association. Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K, dated November 17, 1993.

10.35 Employment Agreement between the Company and Randolph K. Geissler dated November 12, 1993.

13.1 Portions of Annual Report to Stockholders for this fiscal year ended September 30, 1996 incorporated herein by reference (including signed report of independent accountants.)

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule


RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

         Revenue in fiscal 1996 of $10,830,000 was 33% lower than the $16,234,000 recorded in fiscal 1995. Electronic products sales declined 49% in the current year principally because shipments into the United States companion animal market were down 97% from the prior year. (See "Relationship with Schering-Plough"). Partially offsetting this were significantly higher sales of electronic products in the European markets. Visual identification product revenues remained relatively unchanged between years.

         Gross profit as a percentage of revenue for fiscal 1996 was 21% compared to 35% in the prior year. The lower margins in fiscal 1996 resulted from less absorption of fixed manufacturing overhead because of lower revenue, as well as low or negative margins on the sales of certain microchip readers. Additionally, the Company incurred costs of approximately $590,000 in fiscal 1996, primarily in the fourth quarter, to retrofit and upgrade the technology in certain microchip readers, as well as additional warranty costs of approximately $200,000, also related primarily to technology upgrades. The margins earned in the sale of visual identification products declined in fiscal 1996 from the fiscal 1995 level because of changes in the mix of products sold in the current year.

         Selling, general and administrative expenses increased to $4,972,000 in fiscal 1996 from $3,727,000 in fiscal 1995. These increases were principally the result of legal fees of approximately $1,200,000 (primarily related to patent litigation) and charges of $1,043,000 related to amortization of electronic readers provided under the marketing and distribution agreement entered into in fiscal 1995. (See "Relationship with Schering-Plough"). Lower depreciation and pension expenses partially offset these increases.

         Research and development expenses were $955,000 in fiscal 1996 compared to $1,038,000 in the previous year. Lower usage of outside product development services and reduced travel expenses accounted for the reductions in this year's expense, which were partially offset by higher salaries and fringe benefits that resulted from personnel additions.

         Interest and other of $224,000 in fiscal 1996 decreased from last year's $285,000 principally because of the collection of an indebtedness that had been charged to expense in a prior fiscal year. Interest expense increased 24% over fiscal 1995 because of higher average outstanding borrowings in the current year.

         The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

RELATIONSHIP WITH SCHERING-PLOUGH

         In January 1995, the Company entered into an agreement with Schering-Plough Animal Health ("Schering-Plough"), whereby Schering-Plough became the exclusive distributor of the Company's Radio Frequency Identification Device ("RFID") products to the United States companion animal market. To assist Schering-Plough in promoting acceptance of these products in the marketplace, the Company provided electronic readers with a total cost of $1,187,000 to Schering-Plough for placement at veterinary offices and animal shelters. The cost of these readers was expected to be recovered through payments received from Schering-Plough as products were sold by veterinarians to consumers. The agreement also called for the Company to supply Schering-Plough with transponders and other packaging material, which the Company was to purchase through its primary vendor and other suppliers.

         In fiscal 1996, Schering-Plough began withholding certain payments owed to the Company under the arrangements related to the above-mentioned readers. As a result of the uncertainties related to future receipt of such payments, as well as the status of the Company's relationship with Schering-Plough (also see below), the Company wrote off the unamortized portion of these readers in the fourth quarter of fiscal 1996, such that the cost was fully amortized as of September 30, 1996. The Company has the right to receive these payments under its agreement with Schering-Plough and intends to vigorously pursue such collection.

         In October 1995, Schering-Plough notified the Company that it would suspend purchases of these items for an indefinite period of time to allow for the sale of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the products for sale to Schering-Plough. However, due to previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As a result, at September 30, 1996, the Company had an outstanding balance payable to a major vendor of approximately $4,620,000 that it has been unable to pay in the normal course of business, and inventories of approximately $3,678,000 on hand related to the Schering-Plough agreement. (See "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities.

         The Company's operating activities used $2,272,000 during fiscal 1996, primarily to finance increases in inventories of $2,079,000 that were accumulated primarily in connection with the Schering-Plough agreement. (See "Relationship with Schering-Plough"). This growth was funded principally by depreciation and amortization of $1,536,000, collection of royalties and accounts receivable of $402,000 and $807,000, respectively, and increases in accounts payable and accrued liabilities of $898,000.

         The Company's investing activities used $234,000, primarily for the purchase of fixed assets of $261,000. The Company expects to expend $300,000 for fixed asset additions in fiscal 1997.

         The Company's financing activities provided net cash during fiscal 1996 of $2,483,000. Cash proceeds received from the issuance of common stock in connection with a private placement and the exercise of stock options accounted for $2,047,000 of this amount. Other positive cash flows resulted from a private placement of debt and a new real estate loan aggregating $1,558,000 and an increase in the Company's bank line of credit of $428,000, offset by repayments on long-term obligations of $1,550,000.

         As of September 30, 1996, the Company had net working capital of $1,264,000 with a current ratio of 1.2 to 1, which represents an increase in working capital of $371,000 from September 30, 1995.

         In June 1993, the Company entered into a $750,000 revolving credit agreement with private investors (the "Lenders") that was amended in November 1993 to reduce the principal to $600,000 and convert the indebtedness to a term loan. One of the Lenders was a director of the Company through November 1995. This indebtedness was repaid in November 1995.

         The Company has a $5,000,000 discretionary revolving credit facility with a financial institution. Borrowings under this facility are limited based upon eligible accounts receivable and inventories, as defined in the agreement. The credit facility is collateralized by an interest in the Company's accounts receivable, inventories, equipment and intangibles. The agreement is effective through December 31, 1996, bears interest at a prime plus one-quarter of one percent (3%) and is payable on demand. At September 30, 1996, the Company had borrowings of $866,000 outstanding under this agreement, with maximum availability at that date of $1,010,000. At the time of this report, the Company was negotiating with the lender for renewal of the credit facility, although no agreement had been reached. The Company expects to complete arrangements for a new credit facility in early january 1997.

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

         In March 1995, a warrant holder exercised a warrant for the purchase of 300,000 shares of the Company's common stock. The transaction was settled through a cash payment of $3,000 and execution of a 15% promissory note, which was paid in full in May 1995.

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

         In fiscal 1996, the Company experienced significant declines in revenues and profitability, as discussed under "Results of Operations." In addition to utilizing cash received from the financing sources discussed above, the Company was required to take other measures to fund its operations in fiscal 1996, including extending the term on payments to a significant vendor. At September 30, 1996, the Company had an outstanding balance payable to this vendor of $4,623,000, and as of the date of this annual report, is engaged in discussions with the vendor regarding settlement of this balance. In addition, the Company's existing bank line of credit (see additional discussion of terms below) expires December 31, 1996, although it expects to renew this credit facility in early January 1997. In addition, the Company is currently in default of certain financial covenants contained in the line of credit agreement. The bank has agreed to waive the defaults for the year ended September 30, 1996, with new covenants to be negotiated for fiscal 1997.

         In order for the Company to fund its operations in fiscal 1997, it will be required to negotiate an agreement with the above-mentioned vendor with payment terms that do not severely restrict other cash flow requirements. Fiscal 1997 cash flow projections are also dependent on the availability of an operating line of credit with sufficient borrowing base and achievable financial covenants. In addition, the Company is considering the possibility of obtaining cash in the form of an equity or debt offering. The Company is actively seeking such financing, but there can be no assurance that an offering will be completed or that sufficient capital will be received from the offering to allow the Company to meet its cash flow needs.

         As a result of these events and conditions, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1996 contains a modification which indicates substantial doubt about the Company's ability to continue as a going concern. Management believes that agreements will be reached with the vendor discussed above, and with its bank, and that cash available under the line of credit, in conjunction with cash provided from operations and potential alternate financing sources, will provide sufficient liquidity to allow the Company to meet its cash flow requirements. However, there can be no assurance that the Company will be able to achieve these plans.

EFFECTIVE NEW ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 15, "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt Statement No. 123 in fiscal year 1997, when it is required to do so, and has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. As a result of this election, this statement will have no impact on the Company's reported results of operations or financial position.




                                     DESTRON FEARING CORPORATION
                                     AND SUBSIDIARIES

                                     Consolidated Financial Statements as of
                                     September 30, 1996 and 1995
                                     Together With Report of
                                     Independent Public Accountants




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Destron Fearing Corporation:

We have audited the accompanying consolidated balance sheets of Destron Fearing Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Destron Fearing Corporation and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements as of and for the year ended September 30, 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended September 30, 1996, the Company incurred a net loss from operations and experienced negative cash flow from operations. In addition, the Company has a demand payable to a significant vendor which cannot be repaid in the normal course of business. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Minneapolis, Minnesota,
   December 30, 1996



                                   DESTRON FEARING CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                As of September 30
                                                                                     1996               1995

                                    ASSETS
CURRENT ASSETS:
   Cash                                                                         $     39,000    $     62,000
   Current portion of royalties receivable                                              --           402,000
   Accounts receivable, net of allowance for doubtful
      accounts of $75,000 and $62,000                                              1,016,000       1,823,000
   Inventories, net                                                                7,219,000       5,305,000
   Prepaid expenses and other current assets                                          28,000         412,000

               Total current assets                                                8,302,000       8,004,000

PROPERTY AND EQUIPMENT, net                                                        2,104,000       2,131,000

INVESTMENT IN JOINT VENTURE                                                          225,000         211,000

GOODWILL, net                                                                      2,085,000       2,168,000

OTHER ASSETS, net                                                                    306,000         982,000

                                                                                $ 13,022,000    $ 13,496,000

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                               $    866,000    $    438,000
   Accounts payable                                                                5,597,000       4,928,000
   Accrued liabilities                                                               528,000         299,000
   Current portion of long-term obligations                                           47,000       1,446,000

               Total current liabilities                                           7,038,000       7,111,000

LONG-TERM OBLIGATIONS, net of current portion                                      1,688,000         281,000

               Total liabilities                                                   8,726,000       7,392,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 7)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,641,000 and 10,982,000 shares issued and outstanding                        116,000         110,000
   Additional paid-in capital                                                     16,692,000      14,651,000
   Accumulated deficit                                                           (12,512,000)     (8,657,000)

               Total shareholders' equity                                          4,296,000       6,104,000

                                                                                $ 13,022,000    $ 13,496,000



The accompanying notes are an integral part of these consolidated balance sheets.


                  DESTRON FEARING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        For the Years Ended September 30

                                                                       1996            1995

NET SALES AND FEES                                                 $ 10,830,000    $ 16,234,000

COSTS AND EXPENSES:
   Cost of sales                                                      8,534,000      10,489,000
   Selling, general and administrative                                4,972,000       3,727,000
   Research and development                                             955,000       1,038,000
   Interest expense and other                                           224,000         285,000

               Total costs and expenses                              14,685,000      15,539,000

INCOME (LOSS) BEFORE INCOME TAXES                                    (3,855,000)        695,000

PROVISION FOR INCOME TAXES                                                   --          34,000

NET INCOME (LOSS)                                                  $ (3,855,000)   $    661,000

NET INCOME (LOSS) PER COMMON SHARE                                 $       (.33)   $        .06

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                              11,520,000      10,944,000



The accompanying notes are an integral part of these consolidated financial statements.





                  DESTRON FEARING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 For the Years Ended September 30, 1996 and 1995

                                                                                            Additional
                                                                    Common Stock             Paid-In        Accumulated
                                                                 Shares         Amount       Capital          Deficit

BALANCE, September 30, 1994                                    10,199,000   $    102,000   $ 13,557,000   $ (9,318,000)
   Issuance of common stock upon exercise of stock options        369,000          4,000        644,000           --
   Issuance of common stock upon exercise of warrants             414,000          4,000        450,000           --
   Net income                                                        --             --             --          661,000

BALANCE, September 30, 1995                                    10,982,000        110,000     14,651,000     (8,657,000)
   Issuance of common stock in private placement                  625,000          6,000      1,994,000           --
   Issuance of common stock upon exercise of stock options         34,000           --           47,000           --
   Net loss                                                          --             --             --       (3,855,000)

BALANCE, September 30, 1996                                    11,641,000   $    116,000   $ 16,692,000   $(12,512,000)




The accompanying notes are an integral part of these consolidated financial statements.



                  DESTRON FEARING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Years Ended September 30

                                                                                  1996           1995

OPERATING ACTIVITIES:
   Net income (loss)                                                          $(3,855,000)   $   661,000
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
         Depreciation and amortization                                          1,536,000        571,000
         Equity in income of joint venture and other                              (14,000)       (37,000)
         Change in operating items:
            Accounts receivable                                                   807,000        (83,000)
            Inventories                                                        (2,079,000)    (3,909,000)
            Prepaid expenses and other current assets                              33,000         (8,000)
            Royalties receivable                                                  402,000        300,000
            Accounts payable and accrued liabilities                              898,000      2,023,000

               Net cash used in operating activities                           (2,272,000)      (482,000)

INVESTING ACTIVITIES:
   Purchase of fixed assets                                                      (261,000)      (654,000)
   Capitalized design costs                                                          --         (125,000)
   Change in other assets                                                          27,000         10,000

               Net cash used in investing activities                             (234,000)      (769,000)

FINANCING ACTIVITIES:
   Issuance of common stock, net                                                2,047,000      1,102,000
   Repayments of long-term obligations                                         (1,550,000)      (113,000)
   Borrowings under long-term obligations                                       1,558,000           --
   Net borrowings on bank lines of credit                                         428,000        282,000

               Net cash provided by financing activities                        2,483,000      1,271,000

NET CHANGE IN CASH                                                                (23,000)        20,000

CASH, beginning of year                                                            62,000         42,000

CASH, end of year                                                             $    39,000    $    62,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                           $   448,000    $   364,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Readers provided to Schering-Plough (Note 3)                               $   165,000    $ 1,022,000





The accompanying notes are an integral part of these consolidated financial statements.


                  DESTRON FEARING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995

1.   DESCRIPTION OF BUSINESS AND GOING CONCERN MATTERS:

DESCRIPTION OF BUSINESS

Destron Fearing Corporation (Destron or the Company), manufactures a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, and fish and wildlife markets worldwide.

In January 1995, the Company entered into an agreement with Schering-Plough Animal Health (Schering-Plough), a distributor of veterinary products in the United States, whereby Schering-Plough agreed to market and distribute a companion animal permanent identification product manufactured by the Company and based upon the Company's Radio Frequency Identification Device (RFID) technology. The product consists of an RFID transponder--a microchip encased in glass which contains a unique code--along with a proprietary system which may be used by a veterinarian to inject the transponder into a companion animal. Once the transponder has been injected, the code can be retrieved through the use of hand-held readers, which are also sold by the Company, and can then be used to identify the animal through reference to a database maintained by the American Kennel Club which matches the code on the transponder to information specific to that animal. See Note 3 for further discussion of the Company's agreement with Schering-Plough.

In November 1993, the Company acquired Fearing Manufacturing Co., Inc. (Fearing), a 50-year-old company engaged in the manufacture of visual identification products for the livestock market.

GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $3,855,000 for the year ended September 30, 1996, and required $2,272,000 of cash to fund its operations in fiscal 1996. In addition, the Company has an outstanding balance payable to a vendor of approximately $4,620,000 as of December 1996 , payment of which has been limited by the Company's current cash flow requirements. This balance is primarily the result of the accumulation of inventories related to the Schering-Plough agreement (see
Note 3) and related suspension of purchases by Schering-Plough. Additionally, the Company's ability to meet its cash flow needs in fiscal 1997 is dependent on its ability to borrow funds under a short term line of credit arrangement. At September 30, 1996, the Company was also in default of certain financial covenants in its existing bank line of credit agreement, and such violations had not been waived by the bank as of December 30, 1996. This agreement is effective through December 31, 1996 (see Note 4). Management believes that the bank will not call for immediate repayment of these borrowings; however, there can be no assurance that such forbearance will continue. In the event the bank does call for repayment, the Company may be unable to satisfy the obligation in the normal course of business and would then be required to develop alternate plans for repayment.

Management's plans to address the above matters include negotiations regarding a payment agreement with the above-mentioned vendor, as well as continuing negotiations with the Company's bank regarding further extension of its line of credit agreement beyond December 31, 1996, and discussions with other lending institutions and potential investors.

Management believes that agreements will be reached with the vendor discussed above, and with the bank (or an alternative lending institution), and that cash available under a line of credit, in conjunction with cash provided from operations and potential alternate financing sources, will provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance that usch plans will be successful. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories consist of materials, labor and overhead, and are valued at the lower of first-in, first-out cost or market. Inventories consisted of the following at September 30 and included amounts related to the arrangements discussed in Note 3:
                                               1996             1995

              Raw materials                 $3,352,000        $2,396,000
              Finished goods                 3,867,000         2,909,000

                             Total          $7,219,000        $5,305,000

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the lower of cost or net realizable value. Depreciation and amortization are recorded on a straight-line basis over the following useful lives:

              Building                                   30 years
              Improvements                            10-20 years
              Equipment                                7-10 years
              Leased equipment                            3 years
              Furniture and fixtures                      7 years

Fixed assets consisted of the following at September 30:


                                                              1996             1995

              Land, building and improvements              $1,349,000        $1,304,000
              Equipment                                     1,318,000         1,186,000
              Leased equipment                                      -           358,000
              Furniture and fixtures                          122,000           158,000

                                                            2,789,000         3,006,000
              Accumulated depreciation and amortization      (685,000)         (875,000)

                                                           $2,104,000        $2,131,000



INVESTMENT IN JOINT VENTURE

Investments in and advances to the H&D Radio Frequency Identification Products (H&D) joint venture (see Note 10), in which the Company has a 50% ownership interest, are accounted for by the equity method. Under this method, the Company's share of net earnings or losses of H&D are included in other costs and expenses in the consolidated statements of operations. Contributions to the joint venture are recorded as an increase to the investment in H&D.

GOODWILL AND OTHER ASSETS

Goodwill represents the excess of the purchase price of Fearing (see Note 1) over the fair value of its net assets, and is being amortized on a straight-line basis over 30 years. Other assets consist of patents and licenses related to the Company's technologies, which are being amortized over their estimated useful lives of 17 to 20 years. Also included in other assets are costs paid to outside parties to develop certain of the Company's products. These development costs are being amortized over three years. Total accumulated amortization of these other assets was $827,000 and $623,000 as of September 30, 1996 and 1995. At September 30, 1995, other assets also included the readers provided to Schering-Plough (see Note 3).

Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995, establishes standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes that the adoption of this pronouncement will not have a material impact on the Company's results of operations or financial position.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of long-term obligations approximated carrying value at September 30, 1996 and 1995, and were estimated in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

RESEARCH AND DEVELOPMENT

Research and development costs consist primarily of salaries, supplies and other direct costs, and are charged to expense as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities as well as the expected future effects of loss carryforwards and tax credit carryforwards. Resulting net deferred tax assets are reduced by a valuation allowance for the amount of any tax benefits which may not be realized.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist primarily of stock options granted to employees, directors and others, and outstanding warrants.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, amortization periods for goodwill and other assets, useful lives of property and equipment and others. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts previously reported in the fiscal year 1995 financial statements have been reclassified to conform to the fiscal year 1996 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

3. RELATIONSHIP WITH SCHERING-PLOUGH:

Revenues related to the sale of transponders and related components to Schering-Plough (see Note 1) constituted 2% of the Company's fiscal 1996 revenues, compared to 41% in fiscal 1995.

READERS PROVIDED TO SCHERING-PLOUGH

To promote acceptance of the companion animal retrieval system in the marketplace, the Company provided readers with a total cost of $1,187,000 to Schering-Plough for placement at veterinary offices and animal shelters across the United States, the value of which the Company projected that it would recover through payments received from Schering-Plough as transponders are sold by veterinarians to consumers.

The Company is recognizing the revenue related to these readers as payments are received from Schering-Plough; through December 27, 1996, the Company had received payments of $222,000. Through fiscal 1996, the cost of these readers was being charged to expense in an amount equal to the greater of cumulative payments received or the amount necessary to amortize the cost on a straight-line basis over three years. During fiscal 1996, Schering-Plough began withholding certain payments owed to the Company under these arrangements. As a result of the uncertainties related to future receipt of payments from Schering-Plough, as well as the status of the Company's relationship with Schering-Plough (also see discussion below) the Company accelerated its amortization of these readers in fiscal 1996 such that the cost of the readers has been fully amortized as of September 30, 1996.

At September 30, 1995, the net cost of these readers was included in other assets in the accompanying consolidated balance sheet. The total amount charged to expense for the years ended September 30, 1996 and 1995, was $1,043,000 and $144,000, respectively.

INVENTORIES RELATED TO THE SCHERING-PLOUGH AGREEMENT

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sale of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As of September 30, 1996 and 1995, inventories included readers, transponders and other components and packaging of $3,678,000 and $3,068,000, related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under this agreement.

Management believes that the cost of inventories on hand will be realized through sales of the product to Schering-Plough or other customers, or through enforcement of the Company's rights under the agreement to receive reimbursement from Schering-Plough. However, it is also possible that the Company will be required to dispose of these inventories through alternate means, which could result in significant losses.

4. LINE OF CREDIT AND LONG-TERM OBLIGATIONS:

LINE OF CREDIT

The Company has a revolving credit facility with a bank to provide borrowing capacity of up to $5,000,000. This credit facility bears interest at prime plus 0.25%, payable monthly, and carries a commitment fee equal to 1/4% of the unused portion of the commitment under the facility. Borrowings under this facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories ($1,010,000 and $1,591,000 at September 30, 1996 and 1995.). The
facility is effective through December 31, 1996 (see Note 1) and is collateralized by accounts receivable, inventories, property and equipment, and intangibles. The following information relates to this credit facility for the years ended September 30:

                                                    1996              1995

Balance outstanding at end of year               $  866,000        $  438,000
Maximum amount outstanding during the year        2,252,000         3,254,000
Average borrowings during the year                1,388,000         1,322,000
Weighted average interest rate during the year          8.6%             10.1%
Interest rate at end of year                            8.5%              9.0%

This credit facility contains various restrictive covenants which, among other matters, require the Company to maintain minimum levels of tangible net worth and certain other financial ratios. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was out of compliance with certain debt covenants related to this credit facility at September 30, 1996, and as of December 30, 1996, the bank had not waived these violations. See Note 1 for further discussion.

LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at September 30:

                                                                                            1996             1995

Notes payable, interest at 11%, payable monthly, due October 21, 1997, unsecured           $  900,000        $        -
Note payable, interest at 8.98%, payable in monthly installments of principal and interest of $6,668 through March 8, 2001 with a balloon payment of approximately $533,000 due April 8, 2001, collateralized by real estate
                                                                                              649,000                 -
Notes payable, interest at 12%, repaid in March 1996                                                -           610,000
Term loans payable to a director and affiliate, interest at 15%, payable monthly, repaid in November 1995 with proceeds from the private placement
   discussed in Note 4                                                                              -           600,000
Noncompete obligation, interest at 9%, payable in weekly installments of $769
   through February 28, 2002                                                                  186,000           209,000
Note payable, interest at prime plus 2%, repaid in February 1996                                    -           188,000
Industrial development revenue bonds, interest at 8.5%, repaid in February 1996
                                                                                                    -           120,000

               Total long-term obligations                                                  1,735,000         1,727,000
Less- Current portion of long-term obligations                                                 47,000         1,446,000

               Long-term obligations, net of current portion                               $1,688,000        $  281,000



Future maturities of long-term obligations were as follows as of September 30, 1996:

              1997                                       $   47,000
              1998                                          951,000
              1999                                           56,000
              2000                                           61,000
              2001                                          580,000
              Thereafter                                     40,000

                                                         $1,735,000

Certain of the obligations discussed above contain restrictive covenants. The Company was in compliance with or had obtained waivers in the event of noncompliance with all such debt covenants as of September 30, 1996.

In connection with the 15% term loans, the Company granted warrants to purchase 160,000 shares of its common stock at $1.00 per share and 60,000 shares at $1.75 per share. The Company concluded that the value of these warrants at the time of grant was not material. During the year ended September 30, 1995, certain of these warrants were exercised for the purchase of 58,671 shares.

In connection with the issuance of the 11% notes payable and 12% notes payable, the Company issued warrants to purchase 147,539 and 183,000 shares of the Company's common stock at $4.81 and $1.50 per share to the noteholders. The value of these warrants at the time of issuance was not deemed to be significant. During the year ended September 30, 1995, certain of these warrants were exercised for the purchase of 55,500 shares of common stock.

5. PRIVATE PLACEMENT OF COMMON STOCK:

In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2,000,000. A portion of these proceeds was used to retire the 15% term loans discussed in Note 4, with the remaining proceeds used to finance working capital needs and new product development.

6. STOCK OPTIONS AND WARRANTS:

The Company has established an Employee Stock Option Plan (the Employee Plan), an Employee Incentive Stock Option Plan (the 1986 Plan), a Nonemployee Director Stock Option Plan (the Nonemployee Director Plan), and a Consultant Stock Option Plan (the Consultant Plan).

The Employee Plan authorizes the grant of options to purchase an aggregate of up to 1,300,000 shares of common stock. All persons who are employees of the Company, including directors who are also employees, are eligible to participate. The plan provides for the grant of incentive stock options (ISOs), as defined in the Internal Revenue Code, and nonincentive stock options (NSOs). Options under this plan are granted at the discretion of a committee of the Company's board of directors.

The 1986 Plan provides for the granting of NSOs to employees, directors and consultants of the Company. The Company's board of directors determines option grants, exercise prices, number of shares and vesting terms. No stock options have been granted under the 1986 Plan subsequent to July 31, 1992.

The Nonemployee Director Plan authorizes the grant of NSOs to purchase an aggregate of 300,000 shares of common stock to directors of the Company who are not employees of the Company. Each nonemployee director is granted an option to purchase 15,000 shares of common stock when elected or appointed to the board of directors and receives an option to purchase an additional 2,500 shares of common stock upon each reelection to the Company's board of directors. Options are granted at exercise prices equal to fair market value at the date of grant and vesting terms are determined by the board of directors or its designee.

The Consultant Plan authorizes the grant of options to purchase an aggregate of 500,000 shares of common stock to consultants of the Company who may be directors, but not employees of the Company. Stock options granted under the Consultant Plan are administered by a committee of the board of directors which determines the grants, exercise prices, number of shares and vesting terms.

Activity under all stock option plans is as follows. Per share exercise prices are presented in the currency in which they were denominated without conversion.

                                                       Number            Per Share Exercise Price
                                                         of
                                                       Shares         (Canadian $)         (U.S. $)

Options outstanding, September 30, 1994               754,000         $3.50-$6.63        $ .63-$2.13
   Granted                                             63,000                   -          1.88-4.56
   Exercised                                         (368,563)          3.50-6.63           .63-4.56
   Canceled                                           (21,937)               4.94           .88-2.13

Options outstanding, September 30, 1995               426,500                   -           .69-4.56
   Granted                                            242,500                   -          4.25-4.63
   Exercised                                          (34,750)                  -           .69-3.38

Options outstanding, September 30, 1996               634,250          $        -         $ .69-4.63

Options exercisable:
   September 30, 1994                                 561,000
   September 30, 1995                                 289,000
   September 30, 1996                                 404,000


Warrants to purchase 719,000 and 724,000 shares of the Company's common stock were outstanding at September 30, 1996 and 1995. The warrants are exercisable at prices ranging from $1.00 to $4.81 and Canadian $8.98 to Canadian $9.88 and are exercisable at various times through March 2001.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

Destron is a party to litigation in which it is asserting infringement by a competitor of one of the Company's patents related to certain of its technology. The defendants assert that the patent is not infringed, is invalid and is unenforceable. The defendants also have asserted antitrust and unfair competition claims against the Company and Hughes Aircraft Company (Hughes).

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent, awarding damages of approximately $444,000. The defendants have appealed the verdict, and that appeal is now pending before the United States Court of Appeals for the Federal Circuit. While management and legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows, or results of operations, there can be no assurance of the ultimate outcome of the litigation.

On December 17, 1996, the defendants in the above litigation filed suit against the Company, alleging patent infringement and unfair competition on the part of the Company, among other matters. Although management is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that the claims are without merit and that the ultimate outcome of the litigation will not have a significant adverse impact on the Company's future financial position, cash flows, or results of operations. However, there can be no assurance of the ultimate outcome.

EMPLOYEE BENEFIT PLANS

         In September 1995, the Company terminated its defined benefit pension plan. The effect of this termination did not have a significant impact on the Company's financial position, cash flows or results of operations.

         Net pension expense related to this plan for the year ended September 30, 1995 was as follows:

         Service cost--benefits earned during the period        $ 27,000
         Interest cost on projected benefit obligation            14,000
         Return on plan assets                                   (17,000)
         Net amortization and deferral                            (1,000)

                    Net pension expense                         $ 23,000

In addition, the Company has a tax-deferred employee savings plan which was established in accordance with Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company. Participants may contribute up to 10% of their annual compensation on a before-tax basis, subject to certain limits. The Company may elect to make matching and/or discretionary contributions to the Plan.

8. INCOME TAXES:

As of September 30, 1996 and 1995, the Company had approximately $6.7 million and $4.0 million of net operating loss (NOL) carryforwards. Further, the Company has approximately $133,000 of research and development tax credits available to offset future federal tax, subject to limitations for alternative minimum tax. The NOL and credit carryovers expire from 2004 through 2008 and are subject to examination by the tax authorities. Approximately $1.5 million of the $6.7 million of NOL carryforwards at September 30, 1996, relates to the exercise and subsequent sale of stock options. The tax benefit of approximately $555,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that a change in ownership has occurred since the net operating losses were generated.

The income tax provision consisted of the following for the years ended September 30:

                                                             1996      1995

              Current federal and state taxes payable        $ -      $34,000
              Deferred tax provision                           -          -

              Income tax provision                           $ -      $34,000


The components of deferred income taxes at September 30 were as follows:

                                                         1996         1995

              Net operating loss carryforwards        $2,460,000    $1,364,000
              Other, net                                 314,000       105,000
              Less- Valuation allowance               (2,774,000)   (1,469,000)

                                                      $        -    $        -


The Company has determined that certain deferred tax benefits may not be realizable because such realization requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been established to eliminate the net deferred tax asset related to these items.

The reconciliation between income taxes using the statutory federal income tax rate and the recorded tax provision is as follows:

                                                                        1996             1995

              Federal taxes at statutory rate                       $(1,311,000)     $236,000
              Effect of nonutilization (utilization) of net
                 operating losses                                     1,311,000      (202,000)

              Tax provision                                         $         -      $ 34,000

              Effective rate                                        $         -           4.9%



9.   EXPORT SALES AND SIGNIFICANT CUSTOMERS:

Sales to locations outside of the United States amounted to approximately $3,446,000 and $1,786,000 for the years ended September 30, 1996 and 1995. The Company generally sells its products at prices quoted in U.S. dollars to limit the risks associated with currency exchange rate fluctuations.

For the year ended September 30, 1996, sales to two customers represented 18% and 10%, respectively, of net sales. For the year ended September 30, 1995 (see
Note 3), sales to one customer represented 41% of net sales.

10. SALES OF PATENT RIGHTS:

On September 20, 1991, the Company signed an agreement with Hughes for the sale of patent rights related to its industrial and access control products along with an exclusive perpetual licensing arrangement. The Company retained the exclusive, worldwide rights to its animal ID product lines. The Company also retained the right to license to a specified Japanese manufacturer the rights to the applications acquired by Hughes (excluding transportation applications) exclusively in Japan and nonexclusively in certain Pacific Rim countries. The Company received $3 million in cash in September 1991, and $1.8 million of guaranteed minimum royalty payments payable over a five-year period. The $1.8 million of minimum royalty payments were recorded at their net present value and have been presented as royalties receivable in the accompanying consolidated balance sheets. In October 1995, all amounts outstanding under this royalty agreement were received from Hughes.

The agreement also granted Hughes warrants to purchase 705,220 shares of the Company's common stock (see Note 6). At September 30, 1996, warrants to purchase 282,878 shares were outstanding, and expire through September 1998 at exercise prices ranging from Canadian $8.98 to Canadian $9.88.

The Company and Hughes also formed a joint venture in September 1991 to support both companies with high volume automated manufacturing capacity. H&D is a partnership between Hughes Identification Devices, Inc., a wholly owned subsidiary of Hughes, and a subsidiary of the Company. The Company and Hughes have shared equally the gains and losses and capital requirements of H&D. The joint venture agreement terminated effective September 19, 1996, and the Company elected not to exercise its option to purchase the Hughes interest. Hughes has until March 20, 1997 to purchase the Company's interest, and if Hughes does not exercise this option, the joint venture will be liquidated, with any remaining assets distributed equally to the Company and Hughes.