Form 10-Q
period 1996-12-31
DESTRON FEARING CORP /DE/
filed 1997-02-14
CIK 881283

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q
     (Mark One)

         [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                December 31, 1996

         [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                         For the Transition Period From
                          ____________ to ____________

                         Commission file number 0-19688

                           DESTRON FEARING CORPORATION

             (Exact name of Registrant as specified in its charter)


             Delaware                                         84-1079037
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)


                               490 Villaume Avenue
                            South St. Paul, MN  55075
                                 (612) 455-1621
                    (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No

As of February 12, 1997, there were 13,293,982 outstanding shares of Common
Stock.

                           DESTRON FEARING CORPORATION



                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996


                                      INDEX



                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION

          Item 1 --      Financial Statements                               3


          Item 2 --      Management's Discussion and Analysis of
                         Financial Condition and Result of Operations       8


PART II -- OTHER INFORMATION

          Item 1 --      Legal Proceedings                                  11


          Item 6 --      Exhibits and Reports on Form 8-K                   12

          Signatures                                                        12

--------------------------------------------------------------------------------
                         PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
(in thousands, except share and per share amounts)

--------------------------------------------------------------------------------

                  ASSETS                            December 31,   September 30,
                                                       1996            1996
                                                    ------------   -------------
CURRENT ASSETS:
 Cash                                                      $56             $39
 Accounts receivable, net                                2,068           1,016
 Inventories, net                                        6,800           7,219
 Prepaid expenses and other current assets                  32              28
                                                    ------------   -------------

   Total current assets                                  8,956           8,302

PROPERTY AND EQUIPMENT, net                              2,042           2,104
INVESTMENT IN JOINT VENTURE                                225             225
GOODWILL, net                                            2,064           2,085
OTHER ASSETS, net                                          277             306
                                                    ------------   -------------

                                                       $13,564         $13,022
                                                    ------------   -------------
                                                    ------------   -------------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit                                         $1,276            $866
 Accounts payable                                        5,504           5,597
 Accrued liabilities                                       674             528
 Current portion of long-term obligations                  948              47
                                                    ------------   -------------

  Total current liabilities                              8,402           7,038

LONG-TERM OBLIGATIONS,
  net of current portion                                   780           1,688
                                                    ------------   -------------

  Total liabilities                                      9,182           8,726
                                                    ------------   -------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
   20,000,000 shares authorized;
   11,644,000 and 11,641,000 shares
   issued and outstanding, respectively                    116             116
   Additional paid-in capital                           16,697          16,692
   Accumulated deficit                                 (12,431)        (12,512)
                                                    ------------   -------------

   Total shareholders' equity                            4,382           4,296
                                                    ------------   -------------

                                                       $13,564         $13,022
                                                    ------------   -------------
                                                    ------------   -------------


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                               Three Months Ended December 31,
                                               -------------------------------
                                                   1996                1995
                                               -----------        ------------

NET REVENUE                                         $3,168              $2,477
                                               -----------        ------------
COSTS AND EXPENSES:
  Cost of sales                                      1,957               1,632
  Selling, general and administrative                  705                 989
  Research and development                             198                 213
  Interest expense and other                           227                 (55)
                                               -----------        ------------

  Total costs and expenses                           3,087               2,779
                                               -----------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                       81                (302)

PROVISION FOR INCOME TAXES                              --                  --
                                               -----------        ------------

NET INCOME (LOSS)                                      $81               ($302)
                                               -----------        ------------

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                             $0.01              ($0.03)
                                               -----------        ------------
                                               -----------        ------------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                 11,946              11,186
                                               -----------        ------------
                                               -----------        ------------


                                     The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(in thousands)

--------------------------------------------------------------------------------

                                                                      Three Months Ended December 31,
                                                                    ------------------------------------
                                                                         1996                1995
                                                                    -----------            ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                          $81               ($302)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                           127                 118
     Equity in income of joint venture and other                              --                 (18)
     Changes in operating items:
       Accounts receivable                                                (1,052)                191
       Inventories                                                           419              (2,196)
       Prepaid expenses and other current assets                              (4)                 (1)
       Royalties receivable                                                   --                 402
       Accounts payable and accrued liabilities                               53                 119
                                                                     -----------           ---------

       Net cash used in operating activities                                (376)             (1,687)
                                                                     -----------           ---------
INVESTING ACTIVITIES:
   Purchases of fixed assets                                                 (15)                (98)
   Change in other assets                                                     --                (116)
                                                                     -----------           ---------

       Net cash used in investing activities                                 (15)               (214)
                                                                     -----------           ---------
FINANCING ACTIVITIES:
   Issuance of common stock, net                                               5               2,000
   Repayments of long-term obligations                                        (7)               (626)
   Net borrowings on bank line of credit                                     410                 545
                                                                     -----------           ---------

       Net cash provided by financing activities                             408               1,919
                                                                     -----------           ---------

NET CHANGE IN CASH                                                            17                  18

CASH, beginning of period                                                     39                  62
                                                                     -----------           ---------

CASH, end of period                                                          $56                 $80
                                                                     -----------           ---------
                                                                     -----------           ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                             $216                 $93
                                                                     -----------           ---------
                                                                     -----------           ---------


                                     The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995
(unaudited)

--------------------------------------------------------------------------------


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

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As of December 31, 1996 and September 30, 1996, inventories included readers, transponders and other components and packaging of $3,527,000 and $3,678,000, related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under this agreement.

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

3.   INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):

                         December 31, 1996        September 30, 1996
                         -----------------        -----------------

Raw materials                 $3,171                   $3,352
Finished goods                 3,629                    3,867
                             -------                  -------
     Total inventories        $6,800                   $7,219
                             -------                  -------
                             -------                  -------

4.   PRIVATE PLACEMENTS OF COMMON STOCK

In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2.0 million. A portion of these proceeds was used to retire an outstanding $600,000 term loan, with the remaining proceeds expected to be used to finance working capital needs and new product development.

In January 1997, the Company completed private placements aggregating 1,650,000 shares of common stock for proceeds of $3.3 million. The proceeds will be used to finance working capital needs and new product development.

5.   LEGAL PROCEEDINGS

Destron is party to litigation in which it is asserting infringement by a competitor of one of the Company's patents related to certain of its technology. The defendants assert that the patent is not infringed, is invalid and is unenforceable. The defendants also have asserted antitrust and unfair competition claims against the Company and Hughes Aircraft Company (Hughes).

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent, awarding damages of $444,000, including prejudgment interest. The defendants have appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. While management and its legal counsel continue to believe that the final outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation.

On December 17, 1996, three competitors filed a lawsuit against the Company and its United States distributor, Schering-Plough Corporation, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RELATIONSHIP WITH SCHERING-PLOUGH

In January 1995, the Company entered into an agreement with Schering-Plough Animal Health ("Schering-Plough"), under which Schering-Plough would market and distribute a companion animal permanent identification product manufactured by the Company.

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As a result, at December 31, 1996 the Company had an outstanding balance payable to a major vendor of approximately $4.8 million that it has been unable to pay in the normal course of business and inventories of approximately $3,678,000 on hand related to the Schering-Plough agreement. Also see "Liquidity and Capital Resources". The Company has the right to recover the costs of certain of these inventories under this agreement.

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

RESULTS OF OPERATIONS

Net revenue for the first quarter ended December 31, 1996 was $3,168,000 or 28% greater than the $2,477,000 reported for the comparable period of fiscal 1996. Revenue from the Radio Frequency Identification Device (RFID) electronic products increased 42% in the quarter over last year's quarter principally because of increased sales to the fisheries industries and sales into the newly activated companion animal market in Japan. Revenue from the sale of visual identification products increased 11% over the first quarter of fiscal 1996 because of larger shipments to existing customers and a general price increase in December 1996.

Cost of sales of $1,957,000 for the first quarter of fiscal 1997 increased 20% over the $1,632,000 reported in the first quarter of fiscal 1996 because of increased net revenue. However, as a percentage of sales, the fiscal 1997 cost of sales declined to 62% from last year's 66% primarily because of a more profitable product mix and increased manufacturing efficiency of visual identification products. Gross profit margins of the RFID products increased nominally over the first quarter of last year. As a result of these factors, the reported gross profit percentage for the first quarter of fiscal 1997 increased to 38% from 34% reported for the quarter ended December 31, 1995.

Selling, general and administrative expenses were $705,000 in the first quarter which represents a 29% reduction from the $989,000 reported in the comparable quarter of last year. This reduction was primarily the result of significantly lower legal expenses ($183,000).

Research and development expenses were $198,000 in the first quarter of fiscal 1997 compared to $213,000 for the previous year. The decrease resulted primarily from lower outside production development expenses.

Interest and other was $227,000 in the first quarter of fiscal 1997 compared to [$55,000] for the same period of fiscal 1996. In the first quarter of fiscal 1996, the Company collected a $137,000 note that had been written off in a prior fiscal year. Interest expense increased in the first quarter of fiscal 1997 because of higher average outstanding borrowings and recognition of imputed interest on an outstanding balance payable to a vendor.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. In addition, during fiscal 1966 and in fiscal 1997 to date, the Company has been required to extend the term on payments to a significant vendor. As of the date of this quarterly report, the Company is engaged in discussions with this vendor regarding settlement of the approximately $4.8 million balance payable. In order for the Company to continue to fund its operations in fiscal 1997, it will be required to negotiate an agreement with the vendor with payment terms that do not severely restrict other cash flow requirements. The Company believes that funds available under its existing credit agreement, or a credit agreement with an alternative lending institution, together with funds generated by operations and from private placements of common stock in January 1997, along with the negotiation of an agreement with the above-discussed vendor, will be sufficient to provide the Company with adequate liquidity and capital resources for working capital and other cash requirements.

However, the information set forth in the preceding paragraph is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing prior to the end of fiscal 1997 in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities used $376,000 during the three month period ended December 31, 1996. Funds were generated from net income for the period of $81,000, depreciation and amortization of $127,000, a decrease in inventories of $419,000 and increases in accounts payable and accrued liabilities of $53,000. The funds were used principally to finance an increase in accounts receivable of $1,052,000.

The Company's financing activities provided net cash of $408,000 during the three months ended December 31, 1996, principally through an increase in its net borrowings on a bank line of credit of $410,000.

As of December 31, 1996, the Company had net working capital of $554,000 with a current ratio of 1.1 to 1, which represents a $710,000 decrease in working capital from September 30, 1996.

In June 1993, the Company entered into a $750,000 revolving credit agreement with private investors (the "Lenders") that was amended in November 1993 to reduce the principal to $600,000 and convert the indebtedness to a term loan. One of the Lenders was a director of the Company through November 1995.

This term was repaid in November 1995 from the proceeds of the private placement of common stock discussed below.

The Company has a discretionary revolving credit facility with a financial institution, under which borrowings are limited based upon eligible accounts receivable and inventories, as defined in the agreement. The credit facility is collateralized by an interest in the Company's accounts receivable, inventories, equipment and intangibles. The agreement expired on January 24, 1997, and was replaced by a forbearance agreement which is effective through July 31, 1997. The new agreement establishes a $2,300,000 borrowing capacity through March 31, 1997, with a reduction to $2,000,000 through June 30, 1997 and further reduction to $500,000 through July 31, 1997. Interest on the credit facility will be paid monthly at a rate of prime plus one and one-half of one percent ( 1/2%); At December 31, 1996, the Company had borrowings of $1,276,000 with maximum availability under the facility at that date of $1,819,000.

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

In January 1997, the Company completed private placements aggregating 1,650,000 shares of common stock for proceeds of $3.3 million. These proceeds will be used to finance working capital needs and new product development.

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

          On December 1, 1993, the two dismissed competitors commenced an action against the Company in U.S. District Court for Southern Illinois requesting actual damages of $20,000,000 This action was subsequently
          transferred to the U.S. District Court of Colorado.   In the suit, the
          plaintiffs sought to invalidate the above-described patent of the Company and alleged unfair competition, violation of U.S. antitrust laws, interference with business relationships and abuse of process due to the actions the Company had allegedly taken in obtaining, announcing and enforcing its patent rights against the plaintiffs.

          The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $445,000, including prejudgment interest. The defendants have appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome or effect of the litigation.


          On December 17, 1996, three competitors filed a lawsuit against the Company and its United States distributor, Schering-Plough Corporation, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

Item 6.   Exhibits and Reports on Form 8-K

              a.    Exhibits:

                      Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share

              b.    Reports on Form 8-K

                    No current reports on Form 8-K were filed during the quarter ended December 31, 1996.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DESTRON FEARING CORPORATION
                                       (Registrant)


                                        /s/ Thomas J. Ahmann
                                        --------------------------------
                                        By  Thomas J. Ahmann
                                        Vice President Finance,
                                        Chief Financial Officer
                                        and Principal Accounting Officer