Form 10-Q
period 1997-03-31
DESTRON FEARING CORP /DE/
filed 1997-05-14
CIK 881283

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q
     (Mark One)

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 March 31, 1997

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

As of May 14, 1997, there were 13,293,982 outstanding shares of Common Stock.

                          DESTRON FEARING CORPORATION



                                   FORM 10-Q

                       FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements                                            3


    Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             9


PART II -- OTHER INFORMATION

    Item 1 -- Legal Proceedings                                              12


    Item 6 -- Exhibits and Reports on Form 8-K                               13

    Signatures                                                               13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1997 AND SEPTEMBER 30, 1996
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                  ASSETS                              March 31,   September 30,
                                                        1997           1996
                                                      ---------   -------------
CURRENT ASSETS:
  Cash                                                  $1,044            $39
  Accounts receivable, net                               2,908          1,016
  Inventories, net                                       6,799          7,219
  Prepaid expenses and other current assets                 28             28
                                                       -------        -------
      Total current assets                              10,779          8,302

PROPERTY AND EQUIPMENT, net                              1,993          2,104
INVESTMENT IN JOINT VENTURE                                225            225
GOODWILL, net                                            2,043          2,085
OTHER ASSETS, net                                          248            306
                                                       -------        -------
                                                       $15,288        $13,022
                                                       -------        -------
                                                       -------        -------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                        $   --           $866
  Accounts payable                                       5,370          5,597
  Accrued liabilities                                      516            528
  Current portion of long-term obligations                 949             47
                                                       -------        -------
      Total current liabilities                          6,835          7,038

LONG-TERM OBLIGATIONS,
     net of current portion                                761          1,688
                                                       -------        -------
      Total liabilities                                  7,596          8,726
                                                       -------        -------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
        20,000,000 shares authorized;
        13,294,000 and 11,641,000 shares
        issued and outstanding, respectively               133            116
      Additional paid-in capital                        19,789         16,692
      Accumulated deficit                              (12,230)       (12,512)
                                                       -------        -------
     Total shareholders' equity                          7,692          4,296
                                                       -------        -------
                                                       $15,288        $13,022
                                                       -------        -------
                                                       -------        -------

                      The accompanying notes are an integral part
                          of these consolidated balance sheets.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                         Quarter Ended March 31,  Six Months Ended March 31,
                                         -----------------------  --------------------------
                                             1997      1996            1997      1996
                                            ------    ------          ------    ------
NET REVENUE                                 $4,046    $4,206          $7,214    $6,682
                                            ------    ------          ------    ------
COSTS AND EXPENSES:
  Cost of sales                              2,494     2,946           4,451     4,577
  Selling, general and administrative        1,032     1,570           1,737     2,559
  Research and development                     195       267             393       480
  Interest expense and other                   124        83             351        28
                                            ------    ------          ------    ------
  Total costs and expenses                   3,845     4,866           6,932     7,644
                                            ------    ------          ------    ------
INCOME (LOSS) BEFORE INCOME TAXES              201      (660)            282      (962)

PROVISION FOR INCOME TAXES                      --        --              --        --
                                            ------    ------          ------    ------
NET INCOME (LOSS)                             $201     ($660)           $282     ($962)
                                            ------    ------          ------    ------
                                            ------    ------          ------    ------
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $0.02    ($0.06)          $0.02    ($0.08)
                                            ------    ------          ------    ------
                                            ------    ------          ------    ------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                        13,010    11,612          12,449    11,399
                                            ------    ------          ------    ------
                                            ------    ------          ------    ------

                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
(in thousands)
--------------------------------------------------------------------------------

                                                      Six Months Ended March 31,
                                                      -------------------------
                                                           1997        1996
                                                      ------------ ------------
OPERATING ACTIVITIES:
  Net income (loss)                                        $282       ($962)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                           253         237
    Equity in income of joint venture and other              --         (18)
    Changes in operating items:
      Accounts receivable                                (1,892)     (1,422)
      Inventories                                           420      (3,346)
      Prepaid expenses and other current assets              --           8
      Royalties receivable                                   --         402
      Accounts payable and accrued liabilities             (239)      1,845
                                                         ------      ------
      Net cash used in operating activities              (1,176)     (3,256)
                                                         ------      ------
INVESTING ACTIVITIES:
  Purchases of fixed assets                                 (42)       (189)
  Change in other assets                                     --          11
                                                         ------      ------
      Net cash used in investing activities                 (42)       (178)
                                                         ------      ------
FINANCING ACTIVITIES:
  Issuance of common stock, net                           3,114       2,026
  Borrowings under long-term obligations                     --         875
  Repayments of long-term obligations                       (25)     (1,245)
  Net borrowings (repayments) on bank line of credit       (866)      1,753
                                                         ------      ------
      Net cash provided by financing activities           2,223       3,409
                                                         ------      ------
NET CHANGE IN CASH                                        1,005         (25)

CASH, beginning of period                                    39          62
                                                         ------      ------
CASH, end of period                                      $1,044         $37
                                                         ------      ------
                                                         ------      ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $343        $173
                                                         ------      ------
                                                         ------      ------


                    The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997 and 1996
(unaudited)
--------------------------------------------------------------------------------

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

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As of March 31, 1997 and September 30, 1996, inventories included readers, transponders and other components and packaging of $3,347,000 and $3,678,000 related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under this agreement.

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

3.  INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):

                                       March 31, 1997    September 30, 1996
                                       --------------    ------------------
Raw materials                              $3,409             $3,352
Finished goods                              3,390              3,867
                                           ------             ------
    Total inventories                      $6,799             $7,219
                                           ------             ------
                                           ------             ------

4.  PRIVATE PLACEMENTS OF COMMON STOCK

In December 1995, the Company completed a private placement of 625,000 shares of common stock for gross proceeds of $2.0 million. A portion of these proceeds was used to retire an outstanding $600,000 term loan, with the remaining proceeds expected to be used to finance working capital needs and new product development.

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000 (the Regulation S Offering"). The proceeds from these offerings have been and will be used to finance working capital needs and new product development.

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

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company, found that the defendants had willfully infringed on the Company's patent, and awarded damages of $444,000, including prejudgment interest. The defendants have appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. While management and its legal counsel continue to believe that the final outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation.

On December 17, 1996, three competitors filed a lawsuit against the Company and its United States distributor, Schering-Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

On April 21, 1997, four plaintiffs (including the three competitors identified in the foregoing paragraph) filed a lawsuit against the Company and Schering-Plough and another of the Company's competitors in the United States District Court for the District of Minnesota. The plaintiffs allege that the defendants participated in unfair competition, breached an oral agreement and infringed on three of the plaintiffs' United States patents and requested that the Court award compensatory and treble damages of an unspecified amount. The Company and its legal counsel believe that the claims are without merit and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations. However, there can be no assurance of the ultimate outcome of this lawsuit.

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

7.  REAL ESTATE LOAN

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of a promissory 8.98% note collateralized by its real estate. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds and to provide additional working capital for operations.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, earnings per share (SFAS No. 128). This standard establishes new guidelines for computing and presenting earnings (loss) per share (EPS). Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RELATIONSHIP WITH SCHERING-PLOUGH

In January 1995, the Company entered into an agreement with Schering-Plough under which Schering-Plough would market and distribute a companion animal permanent identification product manufactured by the Company.

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As a result, at March 31, 1997 the Company had an outstanding balance payable to a major vendor of approximately $4.6 million that it has been unable to pay in the normal course of business and inventories of approximately $3,347,000 on hand related to the Schering-Plough agreement. Also see "Liquidity and Capital Resources." The Company has the right to recover the costs of certain of these inventories under this agreement.

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

RESULTS OF OPERATIONS

Net revenue for the quarter ended March 31, 1997 of $4,046,000 was 4% lower than the $4,206,000 reported for the comparable quarter of fiscal 1996. For the six-month period, fiscal 1997 revenue was $7,214,000, which represented an 8% increase over the $6,682,000 fiscal 1996 amount. Second quarter revenue from the Radio Frequency Identification Device (RFID) electronic products declined 6% from last year principally because of reduced sales in Europe in the current quarter. For the six-month period, RFID revenue increased 11% over the fiscal 1996 period primarily due to increased sales to the fisheries industries and sales into the new companion animal market in Japan. Revenue from visual identification products during the second quarter of fiscal 1997 was relatively unchanged from the prior year, while revenue for the six-month period was 4% higher than for the comparable period of fiscal 1996. Increased unit sales and a general price increase accounted for the higher six-month sales of visual identification products in fiscal 1997.

Cost of sales of $2,494,000 for the second quarter and $4,451,000 for the six-month period were lower than the comparable fiscal 1996 periods by 15% and 3%, respectively. The lower costs are attributable to a more profitable product mix, improved gross profit margins on the sales of electronic readers and increased manufacturing efficiency of visual identification products. As a result of these factors, the reported gross profit percentage increased for the second quarter and six-month period of fiscal 1997 to 38% from 34% for the fiscal 1996 second quarter and 32% for the six-month period ended March 31, 1996.

Selling, general and administrative expenses of $1,032,000 in the second quarter ended March 31, 1997, were 34% lower than for the same period last year. For the six-month period ended March 31, 1997, these expenses were $1,737,000, which represented a 32% reduction from the comparable period in fiscal 1996. The reduced expenses resulted primarily from significantly lower legal fees in the current year (decreases of $464,000 in the second quarter and $647,000 for the six-month period when compared to the fiscal 1996 period). Also, selling expenses declined for both the RFID and visual identification product lines for the current quarter and six-month period from the fiscal 1996 levels principally because of lower travel and travel related expenses.

Research and development expenses of $195,000 in the second quarter of fiscal 1997 declined 27% from fiscal 1996 while, for the six-month period, they declined 18% from the previous year to $393,000. This year's reductions for both the quarter and six-month period primarily resulted from lower outside production development expenses.

Interest and other of $124,000 in the second quarter of fiscal 1997 were 49% higher than the $83,000 reported for the comparable 1996 period. Interest expense increased in the current quarter principally because of the recognition of imputed interest on an outstanding balance payable to a vendor. For the six-month period of fiscal 1997, interest and other of $351,000 exceeded the $28,000 reported for the comparable fiscal 1996 period because of the imputed interest expense incurred in fiscal 1997 and the offsetting income recognized in fiscal 1996 from the collection of a $137,000 note that had been written off in a prior fiscal year.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. In addition, during fiscal 1996 and in fiscal 1997 to date, the Company has been required to extend the term on payments to a significant vendor. As of the date of this quarterly report, the Company is engaged in discussions with this vendor regarding settlement of the approximately $4.6 million balance payable. In order for the Company to continue to fund its operations in fiscal 1997, it will be required to negotiate an agreement with the vendor with payment terms that do not severely restrict other cash flow requirements. The Company believes that funds available under its existing credit agreement or a credit agreement with an alternative lending institution; funds generated by operations and from private placements of common stock in January 1997; and the successful negotiation of a satisfactory agreement with the above-discussed vendor, will be sufficient to provide the Company with adequate liquidity and capital resources for working capital and other cash requirements.

However, the information set forth in the preceding paragraph is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, the Company does not reach a satisfactory agreement with its major vendor, or cash flow needs are greater than planned, the Company may need additional financing prior to the end of fiscal 1997 in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities used $1,176,000 during the six-month period ended March 31, 1997. Funds were generated from $282,000 of net income for the period, depreciation and amortization of $253,000, and a decrease in inventories of $420,000. Additionally, funds were used to finance an increase in accounts receivable of $1,892,000 and decreases in accounts payable and accrued liabilities of $239,000.

The Company's financing activities provided net cash of $2,223,000 during the six months ended March 31, 1997, principally through the issuance of common stock in private placements, including the Regulation S Offering, which generated $3,114,000, offset by reductions in its net borrowings on a bank line of credit of $866,000.

As of March 31, 1997, the Company had net working capital of $3,944,000 with a current ratio of 1.6 to 1, which represents a $2,680,000 increase in working capital from September 30, 1996.

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

The Company has a discretionary revolving credit facility with a financial institution, under which borrowings are limited based upon eligible accounts receivable and inventories, as defined in the agreement. The credit facility is collateralized by an interest in the Company's accounts receivable, inventories, equipment and intangibles. Interest is payable monthly at a rate of prime plus one and one-half percent (11/2%). The agreement expired on January 24, 1997, and was replaced by a forbearance agreement which is effective through July 31, 1997. On April 23, 1997, the Company received notice from the lender of a covenant default and was advised that the Company must be in complete compliance with all terms of the forbearance agreement by May 20, 1997. In the interim period, the lender will not advance any funds to the Company. The Company is presently negotiating a credit facility with a new different financial institution and expects to have this agreement, or an agreement with another financial institution, in place during its fiscal third quarter. At March 31, 1997, the Company had no borrowings under its existing credit facility, and believes that no such borrowings will be required during the remaining term of the forbearance agreement.

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

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of an 8.98% promissory note collateralized by its real estate. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds, and provide additional working capital for operations.

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000 (the "Regulation S Offering").

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

         On December 17, 1996, three competitors filed a lawsuit against the Company and its United States distributor, Schering-Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

         On April 21, 1997, four plaintiffs (including the three competitors identified in the foregoing paragraph) filed a lawsuit against the Company and Schering-Plough and another of the Company's competitors in the United States District Court for the District of Minnesota.
         The plaintiffs allege that the defendants participated in unfair competition, breached an oral agreement and infringed on three of the plaintiffs' United States patents and requested that the Court award compensatory and treble damages of an unspecified amount. The Company and its legal counsel believe that the claims are without merit and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations. However, there can be no assurance of the ultimate outcome of this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

              a.   Exhibits:

                   Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share

              b.   Reports on Form 8-K

                   Registrant filed a Current Report dated January 29, 1997, reporting 1) the sale of an aggregate of 650,000 shares of common stock for $2.00 per share in a private placement to two United States investors and 2) the sale of an aggregate of 1,000,000 shares of common stock for $2.00 per share in the Regulation S Offering to three foreign investors.


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