Form 10-Q
period 1997-06-30
DESTRON FEARING CORP /DE/
filed 1997-08-12
CIK 881283

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                    FORM 10-Q
   (Mark One)

     [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 1997


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

As of August 13, 1997, there were 13,293,982 outstanding shares of Common Stock.

                           DESTRON FEARING CORPORATION



                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX




                                                                            Page
                                                                            ----

PART I -- FINANCIAL INFORMATION

            Item 1 --    Financial Statements                                 3


            Item 2 --    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        9


PART II -- OTHER INFORMATION

            Item 1 --    Legal Proceedings                                   12


            Item 6 --    Exhibits and Reports on Form 8K                     13

            Signatures                                                       13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1997 AND SEPTEMBER 30, 1996
(in thousands, except share and per share amounts)
-------------------------------------------------------------------------------


                   ASSETS                             June 30,    September 30,
                                                        1997         1996
                                                      ---------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                              $2,056         $39
  Accounts receivable, net                                1,803       1,016
  Inventories, net                                        5,913       7,219
  Prepaid expenses and other current assets                  67          28
                                                      ---------   -------------
      Total current assets                                9,839       8,302

PROPERTY AND EQUIPMENT, net                               2,054       2,104
INVESTMENT IN JOINT VENTURE                                 225         225
GOODWILL, net                                             2,022       2,085
OTHER ASSETS, net                                           220         306
                                                      ---------   -------------
                                                        $14,360     $13,022
                                                      ---------   -------------
                                                      ---------   -------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                          $  --        $866
  Accounts payable                                          471       5,597
  Accrued liabilities                                       492         528
  Current portion of long-term obligations                2,464          47
                                                      ---------   -------------
      Total current liabilities                           3,427       7,038

LONG-TERM OBLIGATIONS,
     net of current portion                               3,431       1,688
                                                      ---------   -------------
      Total liabilities                                   6,858       8,726
                                                      ---------   -------------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
        20,000,000 shares authorized;
        13,294,000 and 11,641,000 shares
        issued and outstanding, respectively                133         116
      Additional paid-in capital                         19,789      16,692
      Accumulated deficit                               (12,420)    (12,512)
                                                      ---------   -------------
     Total shareholders' equity                           7,502       4,296
                                                      ---------   -------------
                                                        $14,360     $13,022
                                                      ---------   -------------
                                                      ---------   -------------


                   The accompanying notes are an integral part
                       of these consolidated balance sheets.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(in thousands, except per share amounts)
-------------------------------------------------------------------------------

                                            Quarter Ended   Nine Months Ended
                                              June 30,           June 30,
                                          ----------------  -----------------
                                           1997      1996      1997     1996
                                          -------   ------   -------  --------
NET REVENUE                               $3,058    $2,167   $10,272    $8,849

COSTS AND EXPENSES:
   Cost of sales                           2,054     1,671     6,505     6,248
   Selling, general and administrative       884       882     2,621     3,441
   Research and development                  247       203       640       683
   Interest expense and other                 63       159       414       187
                                          -------   ------   -------  --------
   Total costs and expenses                3,248     2,915    10,180    10,559
                                          -------   ------   -------  --------
INCOME (LOSS) BEFORE INCOME TAXES           (190)     (748)       92    (1,710)

PROVISION FOR INCOME TAXES                    --        --        --        --
                                          -------   ------   -------  --------
NET INCOME (LOSS)                          ($190)    ($748)      $92   ($1,710)
                                          -------   ------   -------  --------
                                          -------   ------   -------  --------
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                 ($0.01)   ($0.06)    $0.01    ($0.15)
                                          -------   ------   -------  --------
                                          -------   ------   -------  --------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                      13,294    11,640    12,694    11,479
                                          -------   ------   -------  --------
                                          -------   ------   -------  --------



                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
(in thousands)
-------------------------------------------------------------------------------


                                                             Nine Months Ended
                                                                  June 30,
                                                             ------------------
                                                               1997      1996
                                                             -------    -------
OPERATING ACTIVITIES:
   Net income (loss)                                             $92    ($1,710)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                              377        357
      Equity in income of joint venture and other                 --        (18)
      Changes in operating items:
         Accounts receivable                                    (787)       548
         Inventories                                           1,306     (2,761)
         Prepaid expenses and other current assets               (39)        49
         Royalties receivable                                     --        402
         Accounts payable and accrued liabilities               (872)       484
                                                             -------    -------
         Net cash provided by (used in) operating activities      77     (2,649)
                                                             -------    -------
INVESTING ACTIVITIES:
   Purchases of fixed assets                                    (178)      (241)
   Change in other assets                                         --        117
                                                             -------    -------
         Net cash used in investing activities                  (178)      (124)
                                                             -------    -------
FINANCING ACTIVITIES:
   Issuance of common stock, net                               3,114      2,047
   Borrowings under long-term obligations                         --      1,558
   Repayments of long-term obligations                          (130)    (1,538)
   Net borrowings (repayments) on bank line of credit           (866)       707
                                                             -------    -------
         Net cash provided by financing activities             2,118      2,774
                                                             -------    -------
NET CHANGE IN CASH                                             2,017          1

CASH, beginning of period                                         39         62
                                                             -------    -------
CASH, end of period                                           $2,056        $63
                                                             -------    -------
                                                             -------    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $407       $326
                                                             -------    -------
                                                             -------    -------
NON-CASH FINANCING TRANSACTION:
   Conversion of account payable to term loan                 $4,290         $0
                                                             -------    -------
                                                             -------    -------



                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 and 1996
(unaudited)
-------------------------------------------------------------------------------


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

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As of June 30, 1997 and September 30, 1996, inventories included readers, transponders and other components and packaging of $2,927,000 and $3,678,000 related to the Company's agreement with Schering-Plough. The Company has the right to recover the costs of certain of these inventories under this agreement.

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

3.   INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):



                                       June 30, 1997     September 30, 1996
                                       -------------     ------------------
Raw materials                                $2,742              $3,352
Finished goods                                3,171               3,867
                                       -------------     ------------------
     Total inventories                       $5,913              $7,219
                                       -------------     ------------------
                                       -------------     ------------------

4.   PRIVATE PLACEMENTS OF COMMON STOCK

In December 1995, the Company completed a private placement of 625,000 shares of common stock for gross proceeds of $2.0 million. A portion of these proceeds was used to retire an outstanding $600,000 term loan, with the remaining proceeds expected to be used to finance working capital needs and new product development.

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000. The proceeds from these offerings have been and will be used to finance working capital needs and new product development.

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

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company, found that the defendants had willfully infringed on the Company's patent, and awarded damages of $444,000, including prejudgment interest. The defendants have appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office. The Company anticipates that the parties will file briefs in the trial court, although no specific proceedings have been scheduled. In the meantime, the permanent injunction preventing the competitors from further sales or offers for sale of the infringing animal identification transponder remains in place. While management and its legal counsel continue to believe that the final outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation.

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

On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, the plaintiffs allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. While management of the Company is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that its products do not infringe any valid asserted claims of the patents owned by the plaintiffs, that the false advertising and unfair competition claims are without merit, that the Company is likely to prevail on the attempted monopolization claim, and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or result of operations. However, any litigation has an inherent risk of loss at trial, and there can be no assurance of the ultimate outcome of this lawsuit. Furthermore, the costs of litigation could be substantial.

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

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This standard establishes new guidelines for computing and presenting earnings
(loss) per share (EPS). Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RELATIONSHIP WITH SCHERING-PLOUGH

In January 1995, the Company entered into an agreement with Schering-Plough under which Schering-Plough would market and distribute a companion animal permanent identification product manufactured by the Company.

In October 1995, Schering-Plough notified the Company that it would suspend purchases for an indefinite period of time to allow for the sales of its existing inventories. In response to this notification, the Company began to curtail the purchase of materials required to manufacture and package the product. However, as a result of previous commitments, the Company was unable to discontinue certain purchases from its suppliers. As a result, at June 30, 1997, the Company had an outstanding balance payable to a vendor of $4,290,000 which was converted into a promissory note in June 1997 (see "Liquidity and Capital Resources"), and had remaining approximately $2,927,000 of inventory related to the Schering-Plough agreement. The Company has the right to recover the costs of certain of these inventories under this agreement.

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

RESULTS OF OPERATIONS

Net revenue for the quarter ended June 30, 1997 of $3,058,000 was 41% higher than the $2,167,000 reported for the comparable quarter of fiscal 1996. For the nine-month period, fiscal 1997 revenue of $10,272,000 increased 16% from the prior year's revenue of $8,849,000. Radio Frequency Identification Devices
(RFID) revenue increased 100% during the third quarter and 27% for the nine-month period compared to such revenue in the last year's comparable quarters, principally because of higher sales into the European companion animal market and the United States fisheries industry, and the introduction of RFID products into the companion animal market in Japan. Visual identification revenue rose 6% in the third quarter of fiscal 1997 over the previous year and 5% for the nine-month period compared to the previous year, principally as the result of a general price increase this year.

Cost of sales of $2,054,000 for the third quarter and $6,505,000 for the nine-month period were higher by 23% and 4%, respectively, than the comparable fiscal 1996 periods because of higher net revenue for both periods in fiscal 1997. Gross profit percentages increased to 33% during the third quarter of fiscal 1997 from 23% in fiscal 1996 and to 37% for the nine month period from 29% for the comparable period of last year. The improvement in the gross margins resulted from a more profitable product mix, higher margins on the sales of electronic readers and greater efficiency in the manufacturing of visual identification products.

Selling, general and administrative expenses of $884,000 in the third quarter ended June 30, 1997 were virtually unchanged from last year's $882,000. For the nine-month period, these expenses declined 24% from the prior year period from $3,441,000 to $2,621,000, primarily as a result of a $652,000 decrease in legal fees.

Research and development expenses were $247,000 in the third quarter of fiscal 1997 compared to $203,000 for the third quarter of last year, or an increase of 22%. Higher outside production development expense, increased travel related expenses and greater salary expense resulting from personnel additions accounted for the growth in this year's third quarter expense. For the nine-month period, research and development expenses declined 6% from $683,000 last year to $640,000 in fiscal 1997, principally because of declines in the use of independent consultants this year.

Interest and other of $63,000 in the third quarter of fiscal 1997 was 60% lower than the $159,000 reported for the prior year primarily because of lower interest expense resulting from reduced average borrowings and higher interest income. For the nine-month period of fiscal 1997, interest and other of $414,000 exceeded the $187,000 reported for the comparable fiscal 1997 period because of 1) the recognition of imputed interest on an outstanding balance payable to a vendor in fiscal 1997 and 2) offsetting income recognized in fiscal 1996 from the collection of a $137,000 note that had been written off in a prior fiscal year.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at June 30, 1997 and funds available under its existing credit agreement combined with funds generated by operations and from private placements of common stock in January 1997 will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements.

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

The Company's operating activities provided $77,000 during the nine-month period ended June 30, 1997. Funds were generated from $92,000 of net income for the period, depreciation and amortization of $377,000, and a decrease in inventories of $1,306,000. Additionally, funds were used to finance an increase in accounts receivable of $787,000 and decreases in accounts payable and accrued liabilities of $872,000.

The Company's financing activities provided net cash of $2,118,000 during the nine months ended June 30, 1997, principally through the issuance of common stock in private placements which generated $3,114,000, offset by reductions in its net borrowings on a bank line of credit of $866,000.

As of June 30, 1997, the Company had net working capital of $6,412,000 with a current ratio of 2.9 to 1, which represents a $5,148,000 increase in working capital from September 30, 1996. The increase is primarily due to the conversion of a vendor account payable into a term loan (see discussion below).

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

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000.

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the company's receivables, inventory, investment property, equipment and general intangibles, as defined in the agreement. The agreement is effective through June 30, 1999, with provisions for automatic extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent
(1 3/4%). At June 30, 1997, the Company had no borrowings under the facility and had a maximum availability under the borrowing formula of $2,463,000. The new revolving credit facility replaces a previous credit line agreement with a bank. It will be used for general corporate working capital needs.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of an account payable was converted into a promissory note. The note provides for monthly payments of $125,000 in the current fiscal year, $150,000 in fiscal 1998 and $175,000 in fiscal 1999. An additional principal payment of $600,000 is required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement. The note bears interest at 7.25% per annum with increases to 9.25% and 11.25% per annum at the beginning of fiscal years 1998 and 1999, respectively. The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999.

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

          The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including
          prejudgment interest.    The defendants have appealed the judgment
          against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office. The Company anticipates that the parties will file briefs in the trial court, although no specific proceedings have been scheduled. In the meantime, the permanent injunction preventing the competitors from further sales or offers for sale of the infringing animal identification transponder remains in place. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome or effect of the litigation.

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

          On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, the plaintiffs allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. While management of the Company is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that its products do not infringe any valid asserted claims of the patents owned by the plaintiffs, that the false advertising and unfair competition claims are without merit, that the Company is likely to prevail on the attempted monopolization claim, and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or result of operations. However, any litigation has an inherent risk of loss at trial, and there can be no assurance of the ultimate outcome of this lawsuit. Furthermore, the costs of litigation could be substantial.



Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits:

                  Exhibit 11.1        Calculation of Net Income (Loss)
                                      Per Common and Common Equivalent Share

          b.   Reports on Form 8-K

                  Registrant filed a Current Report dated May 16, 1997, reporting that four plaintiffs (including a competitor) filed an amended complaint to a lawsuit that these parties filed on April 21, 1997 against the Company and Schering-Plough Animal Health and another of the Company's competitors, all as described above.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DESTRON FEARING CORPORATION
                                   (Registrant)


                                   /S/ Thomas J. Ahmann
                                   ----------------------------
                                   By  Thomas J. Ahmann
                                   Vice President Finance,
                                   Chief Financial Officer
                                   and Principal Accounting Officer