Form 10-K
period 1997-09-30
DESTRON FEARING CORP /DE/
filed 1997-12-24
CIK 881283

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K


(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                          OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES E EXCHANGE ACT OF 1934

           For the transition period from _____________ to ________________

         Commission file number     0-19688

                             DESTRON FEARING CORPORATION
                (Exact name of registrant as specified in its charter)

             Delaware                                     84-1079037
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

490 Villaume Avenue, South St. Paul, MN                           55075
-----------------------------------------                    ------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (612) 455-1621

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

          None                                            None
      -----------------------           ---------------------------------------


             Securities registered pursuant to section 12(g) of the Act:

                             Common Stock, $.01 Par Value
                             ----------------------------
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. (   )

    The aggregate market value of the voting stock of the Registrant, as of November 28, 1997, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $26,369.000.

    As of December 29, 1997, there were outstanding 13,293,982 shares of Common Stock.
                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 have been incorporated by reference into Part III of this Report. See the Cross Reference Sheet set forth on page
(ii).

                             DESTRON FEARING CORPORATION

                                CROSS REFERENCE SHEET

                              Between Items in Part III
                                   of Form 10-K and
                                   Proxy Statement
            Pursuant to Paragraph G-4 of General Instructions to Form 10-K


Item Number and Caption                      Section Headings in Proxy Statement
-----------------------                      -----------------------------------

Item 10  Directors and Executive Officers    Election of Directors;
         of the Registrant                   Compliance with Section 16(a)

Item 11  Executive Compensation              Election of Directors

Item 12  Security Ownership of Certain       Beneficial Ownership of
         Beneficial Owners and Management    Common Stock

Item 13  Certain Relationships and Related   Election of Directors
         Transactions

                             DESTRON FEARING CORPORATION

                                  Table of Contents

                                                                        Page
                                                                        ----
                                        PART I

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 13

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 14

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . 15

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . 15

Item 7A. Quantitative and Qualitative Disclosures about Market Risk  . . 15

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . 15

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure  . . . . . . . . . . . . . . . . . . . 15

                                       PART III

Item 10. Directors and Executive Officers of the Registrant  . . . . . . 15

Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . 15

Item 12. Security Ownership of Certain Beneficial Owners
         and Management  . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 13. Certain Relationships and Related Transactions  . . . . . . . . 16

                                       PART IV

Item 14. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 16

                                        PART I



ITEM 1.  BUSINESS

Certain statements in this Annual Report on Form 10-K constitute
"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects" and similar expressions are intended to identify forward-looking statements.

BACKGROUND AND OVERVIEW

The Company was incorporated in 1984 as a Canadian corporation (subsequently changed to a Delaware corporation on October 1, 1993) under the name Destron Technologies, Inc. In 1987, Destron acquired the assets of Identification Devices, Inc. (IDI) of Boulder, Colorado, a manufacturer of radio frequency identification (RFID) products and a supplier to Destron. Concurrent with such acquisition, Destron changed its name to Destron/IDI, Inc.

Fearing Manufacturing Co., Inc. ("Fearing"), a wholly-owned subsidiary of Destron, manufactures identification and pesticide ear tags for livestock. Fearing's business was founded in 1945 and incorporated on September 30, 1955 in the State of Minnesota. Fearing became a subsidiary of Destron pursuant to a merger effective on November 12, 1993.

On August 2, 1994, the shareholders authorized the Company to change its name to "Destron Fearing Corporation." (As used hereinafter, the term "Destron" or the "Company" shall mean Destron Fearing Corporation and Fearing Manufacturing Co., Inc. on a consolidated basis.)

Destron manufactures animal identification systems and devices. Its products can be divided into two classes, Radio Frequency Identification (RFID) devices and visible plastic tags used mainly for production animals. Where the two classes of devices are used together, such as an ear tag which incorporates a transponder, the device is treated as an RFID device. Some of the RFID products have other applications outside the animal market, but such uses are incidental for the strategic focus of the Company.

ANIMAL ID MARKET SEGMENTS

Destron's animal ID market segments and their corresponding percentages of Destron's total revenues for the fiscal years ended September 30, 1997, 1996 and 1995 consist of products for the identification of the following:

                                  1997           1996           1995
                                  ----           ----           ----

         Livestock                 45%            50%            34%
         Companion animals         30             32             50
         Fish, wildlife and
          laboratory animals       25             18             16
                                 ------         ------         ------
                                  100%           100%           100%
                                 ------         ------         ------
                                 ------         ------         ------

The livestock segment consists mainly of visual tag sales, although RFID products are expected to become increasingly important in future years. The other segments currently consist primarily of RFID product sales. Sales of Destron products outside the United States have been primarily in Europe.
Export sales as a percentage of total revenue were 30% for fiscal 1997, 32% for fiscal 1996 and 11% for fiscal 1995. Destron generally sells its products in United States dollars although it is reviewing the potential for sales in certain local currencies in the future. See "Item 8: Financial Statements and Supplementary Data" for further information regarding export sales by geographic area.


RFID PRODUCTS

The RFID products that Destron currently manufactures and markets to the animal identification industry consist principally of transponders, portable readers, stationary readers, and transponder injecting devices.

TRANSPONDERS

The identification devices manufactured by Destron are passive and operate at low radio frequencies, below 500 kHz. Operating range is limited by the power range limitations permitted by regulators, generally 50 centimeters (20 inches) or less. Destron manufactures permanently programmed transponders. The programmed device contains a custom integrated circuit ("IC") whose identification code is inscribed during the manufacturing process. Transponders for animal ID generally contain the custom IC and a tuned radio frequency circuit consisting of a small inductor and capacitor. Destron's transponders for animal ID are packaged in sealed glass rods ranging in size from 11 to 28 millimeters in length and from 2.1 to 3.5 millimeters in diameter and are compatible with subcutaneous injection in animals. Other packaging designs are used for non-injected applications related to animal markets. The distribution prices of each of the Company's transponders range from $3.00 to $9.00.

"INTELLIGENT" PORTABLE READERS

Transponders are powered and their identification codes are read by a variety of scanning devices (readers). Portable readers are battery operated and easily hand-carried. The portable readers manufactured by Destron are all based on similar electronic designs and differ principally in the hardware and software options offered and packaging design. The resulting identification code is displayed on a video display or can be relayed via computer interface to other equipment. Portable readers range in price from $175 to $225.

"INTELLIGENT" STATIONARY READING SYSTEMS

For fish, farm animals, and certain other applications, it is necessary to read the codes transmitted by the transponders implanted into animals as they pass by or through a fixed scanner. These stationary reading systems manufactured by Destron may take the form of a gate, a panel, a loop, or other configuration. These systems are usually linked to a computer, via sophisticated communications facilities. Custom installations are the norm, but modular standardization is enlarging the scope of applications of this type of system at reasonable costs. Prices vary from $2,000 to $20,000.

INJECTING SYSTEMS

In order to identify animals in a secure, unalterable manner, the transponder devices require subcutaneous injections by means of a hypodermic-type injector. Destron currently supplies a variety of injecting devices intended for a wide range of animal applications, including livestock, pets and laboratory animals. The Company purchases the injection devices from outside suppliers. The prices of the Company's injecting systems range from $3.00 to $55.00.

POTENTIAL NEW PRODUCTS

The Company follows a clear policy of requiring either joint development projects or very strong market potential before committing funds for new products. In this regard, the Company not only works closely with major new users, but also maintains close liaisons with users, certain potential joint developers, and the ongoing work of the International Standards Organization ('ISO') in anticipating market needs. Destron has development projects underway in three countries with three species of livestock, with the expectation of being able to offer complete new systems on a global basis within one to two years. Success in any one of these would place Destron in a leading position in the world market for livestock RFID systems. All of the basic technology is available within the Company. No assurance can be given that any of these projects will be successful.

VISUAL IDENTIFICATION PRODUCTS

Destron also manufactures and sells identification and insecticide ear tags for herd animals, as well as various equine products.

IDENTIFICATION EAR TAGS

Identification ear tags manufactured by the Company are numbered plastic tags that hang from the ear of farm animals and are used for visual identification. Animals marked in this manner generally include beef and dairy cattle, hogs and sheep. The purpose of this identification includes tracking of dairy production, weight gain in beef cattle and hogs, identification of animals requiring feed supplements, maintenance of animal health records and farm inventory control. The Company holds a patent, which expires in February 2002, on the applicator that applies the ear tag, and a patent, which expires in December 2000, on an antiseptic coating that is placed on the stud that holds the ear tag in the animal's ear. The antiseptic coating is marketed under the trade name Infecta-Guard-TM-. The Company currently offers 14 different styles of identification products and seven to nine colors in each style. Fearing began manufacturing insecticide ear tags in 1984 and also manufactures the studs used to attach these ear tags to the animal's ear. The Company supplies such devices to the largest insecticide ear tag distributor in the United States.
Ear tags are typically packaged in quantities of 25, and these packages sell for $7.50 to $30.00, depending upon the size and configuration of the tags.

NEW ELECTRONIC EAR TAGS

As a result of the combination of the technologies of Destron and Fearing, an electronic ear tag management system developed by Destron was introduced in 1994 and patented in 1995. These ear tags are read using the intelligent readers described above. The electronic ear tags and intelligent readers described above are being sold to system integrators and large corporate farms. These systems give the farmer "source data entry" directly in the barn or on the range and, as a result, offer the opportunity to improve management of the farm's resources, improve overall productivity, reduce manual data entry errors and allow direct connection to proven herd management systems. Destron expects to continue the development and marketing of this electronic ear tag. No assurance can be given that this market will develop or that Destron will be successful in selling this electronic ear tag. Electronic ear tags have a distribution price ranging from $3.00 to $5.00 each.

MARKETING OF RFID PRODUCTS

Destron serves three major markets. The companion animal market, which exists mainly in Europe, requires portable low-cost readers, injectable transponders to ISO standards and a strong distribution network to associations, veterinarians, and others. In the fisheries market, which exists principally in the United States, Destron's strategy is to use a very sophisticated, permanently installed reading system, special injectable transponders, ongoing technical support and development, and a variety of lesser services and products. Destron's strategy in the livestock market is to use "Value Added Resellers" ("VARs") who combine devices and software to install and service complete management information systems in farms. The Destron transponders are of several types, and are either injectable or external. Additionally, Destron supplies users of equipment, usually through VARs, in a wide variety of industries. The most important of these is the laboratory animal market served by Bio Medic Data Systems, Inc., a highly sophisticated VAR and marketer with several patents and its own manufacturing capability. Most of the distributors and VARs have exclusive territories and markets with annual commitments. Certain major clients with special needs are served directly.

COMPANION ANIMALS. Dogs, cats and pets of all kinds present risk of loss, theft, disease transmission, and illness. In Europe, mainly because of the threat of disease transmission and the suffering of stray animals, an increasing number of countries require the identification of all companion animals. Moreover, the use of RFID is increasingly either a recommended option or the only acceptable method. Normally, the identification is done by a veterinarian, and Destron has developed excellent marketing partnerships to serve this particular marketing avenue. Unlike the "volunteer" markets, such as the United States, where pet owners often do not use RFID to protect their companion animals, compliance rates in Europe are over 75% of dogs identified where legislation is in effect. Although this business is not seasonal, it is irregular because purchases for official campaigns to identify dogs are often controlled by local governments.

Destron has appointed several exclusive distributors worldwide to serve this developing market for companion animal ID. Each distributor maintains a relationship with a central computerized registry serving its franchised country or countries. These registries link the animal's unique ID number to information on its owner, providing electronic retrieval networks for the return of lost animals.

In Europe, companion animal market distribution is effected through exclusive distributor arrangements with two veterinary product companies -- AnimalCare Limited ("AnimalCare") in the United Kingdom and Merial (formerly known as Rhone Merieux) in certain other European countries. In January 1995, an operating unit of Schering-Plough Corporation ("Schering-Plough") became the exclusive distributor in the United States for Destron's electronic identification products for companion animals.

Under its distribution agreement with Destron, AnimalCare is responsible for soliciting purchasers of Destron's animal ID products in the United Kingdom and for all advertising, while Destron is obligated to provide products to AnimalCare and to provide general, technical, marketing and advertising support. AnimalCare must meet certain minimum purchase commitments to maintain its distribution rights, revised annually. The minimum purchase obligations were achieved in fiscal years 1997, 1996 and 1995. AnimalCare has established the companion animal infrastructure of Destron readers and sells Destron's products to key veterinary clinics. As a result, Destron's products have established strong name recognition and veterinary/ shelter acceptance in the United Kingdom. Government approvals are not required in the United Kingdom for distribution of ID products for companion animals.

In 1997, Rhone Merieux merged with Merck Sharpe, Dohme to form Merial, resulting in a much larger firm which provides a wider range of animal products. Merial sells the Destron products under its own name, "INDEXEL."

Merial is the world's largest animal health companies and is the largest vaccine marketer in Europe. It markets Destron's products in connection with its own vaccines through its companion animal distribution channels. Merial also is establishing placement of Destron readers at the veterinary/shelter level and has undertaken a multicountry promotional effort through its direct sales force in continental Europe. Under its distribution agreement, Merial is responsible for obtaining necessary government approvals for distribution of the products. Destron's initial five-year agreement with Merial was renewed in December 1990 for an additional term of 15 years ending February 28, 2005. Merial failed to meet minimum purchase requirements under its distribution agreement for the fiscal periods ended September 30, 1997, 1996 and 1995. Destron subsequently waived these requirements in view of the market disturbance caused by the change to the ISO technology and replacement of all readers in use.

In the United States, Schering-Plough distributes and markets the companion animal permanent identification products manufactured by the Company. Statistics from the United States Humane Society indicate that up to 20 million pets stray or are abandoned each year, and up to 13 million are euthanized annually. As a result, a large potential market exists for the Company's products. However, the domestic market has developed slower than the international markets because, at the present time, companion animal electronic identification is largely non-mandated in the United States.

Schering-Plough has continued its marketing efforts, which include campaigns aimed at veterinarians and animal shelters, as well as those focusing directly on pet owners as the ultimate consumers. Various municipalities also are being targeted, since government-mandated identification is an important means for achieving increased product placement. There can be no assurance of any success in capitalizing on these market opportunities.

FISH AND WILDLIFE. The tagging of fish, especially salmon, has been conducted for many years for identification in migratory studies and other purposes. Destron's injectable transponder has been accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

To date, several million Destron transponders have been sold for implanting into salmon to monitor their passage through the hydroelectric diversion systems of the Pacific Northwest. In fiscal 1997, the United States Department of Energy named the Company as its exclusive supplier of readers and microchips for a five-year period in a program to track salmon and steelhead trout migrating through hydroelectric dams in the Pacific Northwest. The Company expects revenue from this contract to exceed $8.0 million over the five-year period. This business is entirely seasonal and is related to the timing of the salmon downstream runs.

LIVESTOCK. Through fiscal 1997, most sales of Destron's transponders for use with livestock have been outside of the United States. Countries that export significant quantities of meat or animals have recognized the potential uses of RFID to trace diseases or drug residues which could adversely affect sales of their products. An RFID system works well for this purpose because the animals are permanently identified with an encoded, injected transponder within a few weeks of birth and retain this identification through the point at which they are weighed and graded. Injection is generally considered to be the only feasible method of providing unalterable, complete life-cycle identification with reliability close to 100%.

In fiscal 1996, the ISO published a new standard for animal ID products that includes Destron's products through a two-year transition period. The Company completed development of the new ISO qualified products and began shipments of these products during fiscal 1996. The cost to Destron to conform its products to the new ISO standard has been significant.

Destron believes that major sales of identification systems for livestock will likely be achieved when a substantial stimulus to the use of a system is provided by a government or some association. For example, this may occur if a government requires that all animals of a certain type be identified by RFID methods or if a marketing organization, breed association or similar group conditions a right, such as participating in a market or obtaining breed status certification, upon identifying the animals by an RFID system. Portions of these markets will be seasonal because they will relate to the season of birth in the various species.

In the fiscal year ended 1996, the United States Department of Agriculture ("USDA") and the United States Food and Drug Administration ("FDA") approved the use of transponders for injection into livestock in the United States thereby permitting Destron to sell transponders for use in the United States livestock market. The Company plans to leverage its traditional core business of visual identification products in domestic and overseas markets to promote permanent electronic identification of livestock. As the size of farms has increased, automated permanent individual identification has become a necessary tool for managing large livestock herds. With over four billion livestock animals worldwide, the Company believes that implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock.

Destron's distributors are primarily responsible for providing information and assistance to governmental agencies in the countries that they service in order to facilitate the adoption of RFID programs in which Destron's products can participate. Destron actively cooperates with its distributors in all such efforts.

MARKETING AND DISTRIBUTION OF VISUAL IDENTIFICATION PRODUCTS

Destron's visual identification products are sold through a long-established network of approximately 200 distributors. Fearing assists distributors with their inventory planning through a sophisticated computer network that monitors inventory levels and prepares reordering documents. Fearing bar codes all of its products, on a custom basis if requested, to enable distributors and dealers to control their inventories with scanners. The business is highly seasonal, concentrated between November and April.

PRODUCT DEVELOPMENT

Destron has developed substantially all of its own products internally, and it presently maintains an internal research and development department. This department is responsible for all new product development as well as for ongoing product technical support and maintenance. Destron supplements its design staff with several consulting and contract design engineering firms that specialize in areas that Destron considers outside its core technology focus. Contracted design work has included mechanical packaging, software development, and drafting/documentation support. Destron uses computer-based design technologies for electrical and mechanical design as well as for record keeping and documentation control. Research and development expenses for the Company were $870,000, $955,000 and $1,038,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

SIGNIFICANT CUSTOMERS

During the fiscal years ended September 30, 1997 and 1996, Merial, a distributor of Destron, accounted for 16% and 18% of the Company's sales, respectively. Also, during fiscal 1997 and 1996, Pacific States Marine, a customer who uses the Company's product to identify fish, accounted for 10% of the Company's sales. During the fiscal year ended September 30, 1995, Schering-Plough accounted for 41% of the Company's sales. No other customer accounted for 10% or more of sales in these years.

BACKLOG

The Company generally produces goods to fill orders received and anticipated orders based on distributors' forecasts, and it also maintains inventories of finished goods to fill customer orders with short lead times. As a result, the Company has no significant backlog of orders, and any such backlog is not necessarily indicative of future sales.

COMPETITION

RFID

In the fisheries market, Destron enjoys a significant lead in technology as compared to its competitors, including Texas Instruments. Destron's proposal to replace all existing installations under the control of the authority of the U.S. Department of Energy was accepted. It also won the right to supply transponders to the related users for a number of years, the largest single user of fisheries systems in the world. The competitions were based upon product availability, performance and price.

In the companion animal market, there are two competitors, one in Europe and one in the United States. Other competitors are expected to enter the European market in 1998. Because Europe requires that all transponders comply with ISO standards, competition is based on features, distribution arrangements and price. In the United States, there is no standardization thus competition is based primarily on distribution arrangements.

In the livestock market, Destron has strong competition from two other firms, both of which are well-financed and are effective marketers. To date, the market has not yet adopted the ISO standards, thus, competition is based on features, total system price, and distribution arrangements between incompatible systems. However, the market is relatively small at present, and it is moving toward standardization required for official disease control and residue traceback programs. The Company believes that pricing of systems components will become much more critical as a basis of competition. The Company plans to compete by providing ISO compliant systems and components at relatively low costs.

VISUAL IDENTIFICATION

The ear tag industry, which includes the insecticide ear tag segment, is highly competitive. Destron believes that it effectively competes with other manufacturers based primarily on its network of qualified and responsible distributors and its quality customer service approach.

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

Destron has also applied for international patent protection in jurisdictions where it intends to focus its marketing efforts. Patents have been granted, or are pending, in Canada, Japan, New Zealand and European countries for the technologies of the Milheiser patents and the syringe injectable transponder.

Destron continues to develop new products with patentable technologies in order to further protect its business interests. There can be no assurance, however, that the protection afforded by these patents will provide Destron with a competitive advantage or that Destron will be able to successfully assert its intellectual property rights in any infringement action. In addition, there can be no assurance that Destron's current products and products under development will not infringe any patent or other rights of others. Destron is currently involved in litigation relating to certain of its patents. See "Item 3. Legal Proceedings."

Destron holds a patent, which expires in February 2002, on the applicator which applies the ear tags to the animal, and a patent, which expires in December 2000, on an antiseptic coating which is placed on the stud which holds the ear tag to the animal's ear. The antiseptic coating is marketed under the trade name Infecta-Guard-TM-.

OPERATIONS

The Company presently purchases its transponders solely from a European manufacturer who has the capability to produce up to 10 million transponders per year. The Company expects to continue the relationship with this supplier, although continuance of such purchases depends upon the competitiveness of the price, quality and delivery of the products purchased. The Company presently is evaluating additional sources for the purchase of transponders.

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

GOVERNMENT REGULATION

Many of the products manufactured by Destron are subject to compliance with government agency requirements. Destron's readers are tested for compliance with the FCC Part 15 Regulations for Electromagnetic Emissions. When appropriate, products are also tested by independent product safety testing organizations to ensure that user injury hazards do not exist with respect to the equipment's operation and storage. In fiscal 1996, the USDA and the FDA approved the use of transponders for injection into livestock, thereby permitting Destron to sell transponders for use in the United States livestock market. Heretofore, most sales of Destron's transponders for use with livestock have been outside of the United States. The Company's current efforts to address the U.S. livestock market are principally based upon the use of electronic ear tags which do not require FDA approval. The Company believes that electronic ear tags and implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock. No FDA approval is required for transponders injected into fish because the transponders are injected into the fishes' abdominal cavities, which are discarded when the fish are processed. As a result, the transponders do not appear in any part of the fish that is used as food.

Destron's products are also subject to compliance with foreign government agency requirements. Destron's contracts with its distributors generally require the distributors to obtain all necessary regulatory approvals from the governments of the countries into which they sell Destron's products. Destron supports the distributors' regulatory compliance efforts by making any technical changes to the products that may be required.

Fearing insecticide products are approved by the EPA and produced under EPA regulations. The Company strictly controls the manufacture of these products and prepares and maintains all necessary registration documents.

The Company believes that it complies with all environmental regulations and this compliance does not have a material effect on the Company's capital expenditures, earnings or competitive position. Further, it is expected that future compliance will not have a material effect on future fiscal years' operating results.

EMPLOYEES

As of September 30, 1997, Destron employed 67 full-time and 21 part-time individuals, 26 of whom are represented by the United Food and Commercial Workers Union. The Company has not experienced any work stoppages. Destron believes that its employee relations are good.

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

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants have appealed the judgment against them and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found that the Company's patent was enforceable because of the lack of clear and convincing evidence of inequitable conduct before the U.S. Patent and Trademark Office.

Further, during the pendency of the appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, the District Court found the defendants in willful contempt of the permanent injunction and awarded the Company double damages, amounting to $33,000, as well as attorney fees and costs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997 ended September 30, 1997 or during the period from that date to the date of this Annual Report of fiscal 1997.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

                        Fiscal Year Ended        Fiscal Year Ended
    Quarters            September 30, 1997       September 30, 1996
    --------            ------------------       ------------------
                        High           Low       High           Low
                        ------------------       ------------------
    First               $4.19        $2.13       $5.00        $2.75

    Second              $3.88        $2.00       $5.25        $3.25

    Third               $2.50        $1.38       $4.44        $2.94

    Fourth              $2.50        $1.25       $4.63        $1.94

The above quotes for the fiscal years ended September 30, 1997 and 1996 represent the high and low prices on The Nasdaq SmallCap market that were provided by Nasdaq. As of December 15, 1997, were 364 holders of record.

DIVIDEND POLICY

Certain of the Company's debt agreements prohibit the payment of dividends. To date, Destron has not paid any cash dividends on its Common Stock, and it does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference to the information included in the Company's Annual Report to Stockholders on page A-4of Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference to the information under the caption "Management's Discussion and Analysis or Plan of Operation" beginning on page A-1 of Exhibit 13.1 hereto, which consists of portions of the Company's Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1997, the Company did not have any market risk exposure categories, as defined in Item 305 of Regulation S-K, and therefore, no related market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference to the consolidated financial statements and Report of Independent Public Accountants thereon contained on pages A-6 to A-21 and A-5 of Exhibit 13.1 hereto, which consists of portions of the Company's Annual Report to Shareholders for the Year ended September 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's principal independent public accountant during the Company's last two fiscal years or since the end of the Company's last fiscal year to the date of this report.

                                       PART III

ITEM 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) INDEX TO FINANCIAL STATEMENTS
                                                                Page Reference
                                                                --------------

Report of Independent Public Accountants                             (1)
Consolidated Balance Sheets as of September 30, 1997 and 1996        (1)
Consolidated Statements of Operations for the Years Ended
    September 30, 1997, 1996 and 1995.                               (1)
Consolidated Statements of Shareholders' Equity for the Years
    Ended September 30, 1997, 1996 and 1995                          (1)
Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1997, 1996 and 1995                                (1)
Notes to Consolidated Financial Statements                           (1)

-------------------------

(1) Included in the Company's Annual Report to Shareholders for the year ended September 30, 1997.

(a)(3) EXHIBITS

Except for exhibits 13.1 and 23.1 (which are filed as a part hereof), the exhibits listed on the exhibit Index on page E-1 of this Form 10-K are hereby incorporated by reference to the exhibits named therein filed with, or incorporated by reference to, the Company's Transition Report on Form 10-KSB for the seven months ended September 30, 1993.

The following exhibits are hereby incorporated by reference to the exhibits 3.5 and 22.1, respectively, filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

3.4 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994.

21.1  List of Subsidiaries of Destron Fearing Corporation.

The following exhibits are hereby filed as part of this Annual Report on Form 10-K.

13.1 Portions of Annual Report to Shareholders for the fiscal year ended September 30, 1997 incorporated herein by reference (including signed report of independent public accountants).

23.1  Consent of Arthur Andersen LLP

27.1  Financial Data Schedule.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1997 or during the period from the end of that quarter to the date of this Annual Report.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DESTRON FEARING CORPORATION

Date: December 24, 1997
    -------------------------
                                  By:   /s/ Randolph K. Geissler
                                       ----------------------------------------
                                       Randolph K. Geissler, Chief Executive
                                       Officer, Chairman, President and
                                       Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                         Title                         Date
---------------------------       -------------                 ---------------

/s/ Randolph K. Geissler          Chief Executive Officer,
---------------------------       Chairman, President
Randolph K. Geissler              and Director

/s/ Thomas J. Ahmann              Vice President, Chief
---------------------------       Financial Officer, Secretary,
Thomas J. Ahmann                  Treasurer and Principal
                                  Accounting Officer

/s/ Stanley Goldberg              Director
---------------------------
Stanley Goldberg


/s/ David A. Henderson            Director
---------------------------
David A. Henderson


/s/ Richard E. Jahnke             Director
---------------------------
Richard E. Jahnke


/s/ Kenneth D. Larson             Director
---------------------------
Kenneth D. Larson


/s/ Douglas M. Pihl               Director
---------------------------
Douglas M. Pihl

Exhibit
Number                       Description
------                       -----------

3.1 Articles of Incorporation of Destron/IDI, Inc., a Delaware corporation. Filed as Exhibit 3.3 to the Company's S-4 Registration Statement ("S-4 Registration Statement") declared effective by the Securities and Exchange Commission ("Commission") on October 12, 1993.

3.2    Bylaws of Destron/IDI, Inc., a Delaware corporation.  Filed as Exhibit
       3.4 to the Company's S-4 Registration Statement.

3.3 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994.

10.1 Common Stock Warrant issued by the Company to Hughes Aircraft Company dated September 27, 1991. Filed as Exhibit 10(j) to the Company's Form 10 Registration Statement.

10.2 License Agreement between the Company and Charles A. Walton dated June 5, 1991. Filed as Exhibit 10(m) to the Company's Form 10 Registration Statement.

10.3 License Agreement between Identification Devices, Inc. and Bio Medic Data Systems, Inc. dated May 16, 1986. Filed as Exhibit 10(n) to the Company's Form 10 Registration Statement.

10.4 License Agreement between the Company and Anitech Identification Systems, Inc. dated November 11, 1988. Filed as Exhibit 10(p) to the Company's Form 10 Registration Statement.

10.5 Distribution Agreement between the Company and Nippon ID System Co., Ltd. Dated July 13, 1989. Filed as Exhibit 10(q) to the Company's Form 10 Registration Statement.

10.6 Development Agreement between the Company and Nippon ID System Co., Ltd. dated July 13, 1989. Filed as Exhibit 10(r) to the Company's Form 10 Registration Statement.

10.7 Distribution Agreement between the Company and AnimalCare Limited dated May 25, 1989. Filed as Exhibit 10(s) to the Company's Form 10 Registration Statement.

10.8 Distribution Agreement between the Company and Rhone Merieux dated September 26, 1989 and amendments. Filed as Exhibit 10(t) to the Company's Form 10 Registration Statement.

10.9 Distribution Agreement between the Company and Milk Marketing Board of England and Wales dated September 30, 1989. Filed as Exhibit 10(v) to the Company's Form 10 Registration Statement.

10.10 Development Agreement between the Company and Milk Marketing Board of England and Wales dated September 30, 1989. Filed as Exhibit 10(w) to the Company's Form 10 Registration Statement.

10.11 Distribution Agreement between the Company and Animal Electronics ID Systems PTY Limited dated December 1, 1989. Filed as Exhibit 10(x) to the Company's Form 10 Registration Statement.

Exhibit
Number                  Description
------                  -----------

10.12 Distribution Agreement between the Company and Superior Identification Systems dated December 31, 1989. Filed as Exhibit 10(y) to the Company's Form 10 Registration Statement.

10.13 Development Agreement between the Company and Superior Identification Systems dated December 31, 1989. Filed as Exhibit 10(z) to the Company's Form 10 Registration Statement.

10.14 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated January 1, 1990. Filed as Exhibit 10(aa) to the Company's Form 10 Registration Statement.

10.15 Distribution Agreement between the Company and Kubota, Ltd. dated January 20, 1990. Filed as Exhibit 10(bb) to the Company's Form 10 Registration Statement.

10.16 Development Agreement between the Company and Kubota, Ltd. dated January 20, 1990. Filed as Exhibit 10(cc) to the Company's Form 10 Registration Statement.,

10.17 Distribution Agreement between the Company and Electronic Livestock Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ad) to the Company's Form 10 Registration Statement.

10.18 Development Agreement between the Company and Electronic Livestock Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ae) to the Company's Form 10 Registration Statement.

10.19 License Agreement between the Company and Anitech Identification Systems, Inc., dated February 1, 1990. Filed as Exhibit 10(af) to the Company's Form 10 Registration Statement.

10.20 Distribution Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ag) to the Company's Form 10 Registration Statement.

10.21 Development Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ah) to the company's Form 10 Registration Statement

10.22 Basic Ordering Agreement between the Company and Nippon ID System Co., Ltd. dated April 27, 1990. Filed as Exhibit 10(ai) to the Company's Form 10 Registration Statement.

10.23 Basic Ordering Agreement between the Company and Nippon ID System Co., Ltd. dated April 27, 1990. Filed as Exhibit 10(aj) to the Company's Form 10 Registration Statement.

10.24 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated July 1, 1990. Filed as Exhibit 10(al) to the Company's Form 10 Registration Statement.

10.25 Distribution Agreement between the Company and Identity Devices (PTY) Ltd. dated July 31, 1990. Filed as Exhibit 10(am) to the Company's Form 10 Registration Statement.

Exhibit
Number                  Description
------                  -----------

 10.26 Development Agreement between the Company and Identity Devices (PTY) Ltd. dated July 31, 1990. Filed as Exhibit 10(an) to the Company's Form 10 Registration Statement.

 10.27 Distribution Agreement between the Company and Anitech Identification Systems, Inc. dated April 22, 1991. Filed as Exhibit 10(ao) to the Company's Form 10 Registration Statement.

 10.28 Distribution Agreement between the Company and Kubota, Ltd. dated February 26, 1988. Filed as Exhibit 10(ap) to the Company's Form 10 Registration Statement.

 10.29 Destron/IDI, Inc. Employee Stock Option Plan. Filed as Exhibit 10.42 to the Company's 1992 Annual Report on Form 10-K.

 10.30  Destron/IDI, Inc. Nonemployee Director Stock Option Plan.  Filed as
        Exhibit 10.43 to the Company's 1992 Annual Report on Form 10-K.

 10.31 Employment Agreement between the Company and Randolph K. Geissler dated November 12, 1993. Filed as Exhibit 10.48 to the Company's 1993 Transition Report on Form 10-KSB.

*10.32 Promissory Note, dated June 1, 1997, with Hughes Microelectronics Europa
       Espana S.A.

*10.33 Loan and Security Agreement, dated June 25, 1997, with Coast Business
       Credit.

-------------------------

* Filed herewith