Form 10-Q
period 1997-12-31
DESTRON FEARING CORP /DE/
filed 1998-02-13
CIK 881283

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended
                              December 31, 1997

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

As of February 13, 1998, there were 13,298,982 outstanding shares of Common
Stock.

                        DESTRON FEARING CORPORATION



                                 FORM 10-Q

                  FOR THE QUARTER ENDED DECEMBER 31, 1997


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


                         PART 1. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
(in thousands, except share and per share amounts)

-------------------------------------------------------------------------------

                      ASSETS                     December 31,   September 30,
                                                    1997           1997
                                                 -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $    972       $  1,075
  Accounts receivable, net                           2,010          1,911
  Inventories, net                                   5,247          5,292
  Deposits on purchase commitments                     677            162
  Prepaid expenses and other current assets             33             49
                                                  --------       --------

      Total current assets                           8,939          8,489

PROPERTY AND EQUIPMENT, net                          2,006          2,001
GOODWILL, net                                        1,980          2,001
OTHER ASSETS, net                                      163            191
                                                  --------       --------

                                                  $ 13,088       $ 12,682
                                                  --------       --------
                                                  --------       --------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                  $  1,068       $    373
  Accounts payable                                   1,073            524
  Accrued liabilities                                  421            472
  Current portion of long-term obligations           2,266          1,554
                                                  --------       --------

      Total current liabilities                      4,828          2,923

LONG-TERM OBLIGATIONS,
      net of current portion                         2,034          3,121
                                                  --------       --------

      Total liabilities                              6,862          6,044
                                                  --------       --------

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value;
        20,000,000 shares authorized;
        13,294,000 and 11,644,000 shares
        issued and outstanding, respectively           133            133
      Additional paid-in capital                    19,789         19,789
      Accumulated deficit                          (13,696)       (13,284)
                                                  --------       --------

      Total shareholders' equity                     6,226          6,638
                                                  --------       --------

                                                  $ 13,088       $ 12,682
                                                  --------       --------
                                                  --------       --------


                  The accompanying notes are an integral part of these consolidated balance sheets.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(in thousands, except per share amounts)

-------------------------------------------------------------------------------

                                                 Three Months Ended December 31,
                                                 ------------------------------

                                                     1997            1996
                                                 ------------    ------------

NET REVENUE                                       $2,630          $  3,168
                                                  ------          --------

COSTS AND EXPENSES:
     Cost of sales                                 1,883             1,957
     Selling, general and administrative             780               705
     Research and development                        268               198
     Interest expense and other                      111               227
                                                  ------          --------

     Total costs and expenses                      3,042             3,087
                                                  ------          --------

INCOME (LOSS) BEFORE INCOME TAXES                   (412)               81

PROVISION FOR INCOME TAXES                            --                --
                                                  ------          --------

NET INCOME (LOSS)                                 $ (412)         $     81
                                                  ------          --------
                                                  ------          --------

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                         $(0.03)         $   0.01
                                                  ------          --------
                                                  ------          --------


                 The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(in thousands)
-------------------------------------------------------------------------------


                                                 Three Months Ended December 31,
                                                 ------------------------------

                                                     1997            1996
                                                 ------------    ------------

OPERATING ACTIVITIES:
   Net income (loss)                               $ (412)         $    81
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization                    133              127
     Changes in operating items:
       Accounts receivable                            (99)          (1,052)
       Inventories                                     45              419
       Prepaid expenses and other current assets     (499)              (4)
       Accounts payable and accrued liabilities       498               53
                                                   ------          -------

       Net cash used in operating activities         (334)            (376)
                                                   ------          -------

INVESTING ACTIVITIES:
   Purchases of fixed assets                          (89)             (15)
                                                   ------          -------

       Net cash (used in) investing activities        (89)             (15)
                                                   ------          -------

FINANCING ACTIVITIES:
   Issuance of common stock, net                       --                5
   Repayments of long-term obligations               (375)              (7)
   Net borrowings on bank line of credit              695              410
                                                   ------          -------

       Net cash provided by financing activities      320              408
                                                   ------          -------

NET CHANGE IN CASH                                   (103)              17

CASH, beginning of period                           1,075               39
                                                   ------          -------

CASH, end of period                                $  972          $    56
                                                   ------          -------
                                                   ------          -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                   $  120          $   216
                                                   ------          -------
                                                   ------          -------


                 The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996
(unaudited)
-------------------------------------------------------------------------------

1.   GENERAL

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the most recent Annual Report on Form 10-K filed for Destron Fearing Corporation and its subsidiaries (collectively, the "Company"). In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):


                            December 31, 1997      September 30, 1997
                            -----------------      ------------------
Raw materials                    $2,310                  $2,354
Finished goods                    2,937                   2,938
                                 ------                  ------

     Total inventories           $5,247                  $5,292
                                 ------                  ------
                                 ------                  ------


3.   PRIVATE PLACEMENTS OF COMMON STOCK

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

4.   LEGAL PROCEEDINGS

Colorado Action

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

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company, found that the defendants had willfully infringed on the Company's patent, and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found that the Company's patent was enforceable because of the lack of clear and convincing evidence of inequitable conduct before the U.S. Patent and Trademark Office.

Further, during the pendency of the appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, the District Court found the defendants in willful contempt of the permanent injunction and awarded the Company double damages, amounting to $33,000, as well as attorneys' fees and costs. On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. The Court has not ruled upon that Motion as of the date of this Quarterly Report on Form 10-Q.

The defendants have failed to pay the Company on either of its judgments. Accordingly, the Company has instituted a supplemental proceeding in the Colorado action, requesting seizure and sale of various assets in an attempt to collect its judgment. Issues raised in the proceeding have been fully briefed and argued. As of the date of this Quarterly Report on Form 10-Q, the Company is awaiting the Court's decision on the outstanding motion.

Minnesota Actions

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

On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. While management of the Company is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that its products do not infringe any valid asserted claims of the patents owned by the plaintiffs, that the false advertising and unfair competition claims are without merit, that the Company is likely to prevail on the attempted monopolization claim, and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or result of operations. However, any litigation has an inherent risk of loss at trial, and there can be no assurance of the ultimate outcome of this lawsuit. Furthermore, the costs of litigation could be substantial.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
128). SFAS No. 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings (loss) by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. This standard establishes new guidelines for computing and presenting earnings
(loss) per share (EPS). The Company adopted SFAS No. 128 effective in the quarter ended December 31, 1997. As a result, the Company's reported EPS data have been restated as follows for the quarter ended December 31, 1996:


     Primary earnings per share as reported            $0.01
     Effect of SFAS No. 128                               --
                                                       -----
     Basic earnings per share as restated              $0.01
                                                       -----
                                                       -----

     Fully diluted earnings per share as reported      $  --
     Effect of SFAS No. 128                            $0.01
                                                       -----

     Diluted earnings per share as restated            $0.01
                                                       -----
                                                       -----


A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarters ended December 31 (in thousands):


                                              1997      1996
                                             ------    ------
     Net income (loss)                       $  (412)  $    81
                                             -------   -------
                                             -------   -------
     Weighted average number of common
     shares outstanding                       13,294    11,644

     Dilutive effect of stock options and
     warrants after application of the
     treasury stock method                        --       302
                                             -------   -------

                                              13,294    11,946
                                             -------   -------
                                             -------   -------

     Basic and diluted earnings (loss)
     per common share                        $ (0,03)  $  0.01
                                             -------   -------
                                             -------   -------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenue for the first quarter ended December 31, 1997, was $2,630,000, a decrease of $538,000 or 17% from the comparable quarter of fiscal 1997.
Radio Frequency Identification (RFID) revenues for 1998 declined 22% from the first quarter of fiscal 1997 because of lower sales in Japan and Europe, partially offset by higher revenues in the United States fisheries market. Visual identification revenue also declined 10% in the first quarter of fiscal 1998 from the level in comparable fiscal 1997 period. During the first quarter last year, visual identification revenues were higher than normal as a result of certain large shipments to existing customers which did not occur in the fiscal 1998 quarter.

Cost of sales for the first quarter of fiscal 1998 was $1,883,000, a decrease of 4% from the comparable period of fiscal 1997. The decrease in the current fiscal year reflects lower revenue levels offset by higher material and overhead costs. Further, fixed overhead costs in the current period were absorbed over a lower revenue base which, along with an unfavorable product mix, contributed to a lower gross profit margin. As a percentage of revenue, gross profit was 28% in the first quarter of fiscal 1998 as compared to 38% in the first quarter of fiscal 1997.

Selling, general and administrative expenses for the first quarter of fiscal 1998 were $780,000, an increase of 11% over last year's comparable period. RFID selling expenses increased principally because of higher salaries and travel expense brought about by personnel additions to support the Company's livestock market development efforts. General and administrative expenses declined in the first quarter of fiscal 1998 period relative to last year principally due to lower legal expenses.

Research and development expenses were $268,000 in the first quarter of fiscal 1998 compared to $198,000 in the first quarter of last year, for an increase of 35%. Higher salary expense resulting from personnel additions and the development of prototype scanning products for the United States fisheries industry were the principal reasons for the current year's increase in research and development expenses.

Interest and other for the first quarter of fiscal 1998 was $111,000, a decrease of 51% over the first quarter fiscal 1997 amount of $227,000. Interest expense declined in the current fiscal year, even though average outstanding borrowings were higher, because the first quarter of fiscal 1997 included recognition of imputed interest on an outstanding balance payable to a vendor.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at December 31, 1997 and funds available under its existing credit agreement combined with funds generated by operations and remaining funds from private placements of common stock in 1997 will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements.

However, the information set forth in the preceding paragraph, and elsewhere in this Quarterly Report on Form 10-Q, is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities used $334,000 during the three-month period ended December 31, 1997, primarily to finance the net loss incurred during that period. Net cash used in the three-month period reflects increases in accounts receivable and prepaid expenses and other current assets that were funded principally by depreciation and amortization and increases in accounts payable and accrued liabilities.

The Company's investing activities used $89,000 during the three-month period ended December 31, 1997, for the purchase of fixed assets. Its financing activities provided net cash of $320,000 during the same period through increases in its net line of credit borrowings totaling $695,000, offset by repayments of long-term obligations totaling $375,000.

As of December 31, 1997, the Company had net working capital of $4,111,000 with a current ratio of 1.85 to 1.0, which represents a $1,455,000 decrease in working capital from September 30, 1997.

In March and April 1996, the Company borrowed a total of $900,000 from private investors through the issuance of unsecured notes due October 21, 1997 and bearing interest at the rate of 11% per annum. Funds received from these notes were used to retire outstanding indebtedness and to provide additional working capital for operations. These notes were repaid in August 1997.

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of an 8.98% promissory note collateralized by its real estate. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds, and to provide additional working capital for operations.

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000.

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for automatic extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (1 3/4%). At December 31, 1997, the Company had outstanding borrowings of $1,068,000 under the facility and had a maximum availability under the borrowing formula of $1,304,000. The new revolving credit facility replaced a previous credit line agreement with a bank, and it will be used for general corporate working capital needs.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of an account payable was converted into a promissory note. The note provides for monthly payments of $150,000 in fiscal 1998 and $175,000 in fiscal 1999. An additional principal payment of $600,000 is required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement. The note bears interest at 9.25% per annum as of December 31, 1997, with a scheduled increase to 11.25% per annum at the beginning of fiscal year 1999. The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999.

                        PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Colorado Actions

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

          The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office.

          On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found that the Company's patent was enforceable because of the lack of clear and convincing evidence of inequitable conduct before the U.S. Patent and Trademark Office.

          Further, during the pendency of the appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, the District Court found the defendants in willful contempt of the permanent injunction and awarded the Company double damages, amounting to $33,000, as well as attorneys' fees and costs. On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. The Court has not ruled upon that Motion as of the date of this Quarterly Report on Form 10-Q.

          The defendants have failed to pay the Company on either of its judgments. Accordingly, the Company has instituted a supplemental proceeding in the Colorado action, requesting seizure and sale of various assets in an attempt to collect its judgment. Issues raised in the proceeding have been fully briefed and argued. As of the date of this Quarterly Report on Form 10-Q, the Company awaits the Court's decision on the outstanding motion.

          Minnesota Actions

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

          On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. While management of the Company is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that its products do not infringe any valid asserted claims of the patents owned by the plaintiffs, that the false advertising and unfair competition claims are without merit, that the Company is likely to prevail on the attempted monopolization claim, and that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or result of operations. However, any litigation has an inherent risk of loss at trial, and there can be no assurance of the ultimate outcome of this lawsuit. Furthermore, the costs of litigation could be substantial.


Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibits:

                   Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share

             b.  Reports on Form 8-K

                   No current reports on Form 8-K were filed during the quarter ended December 31, 1997 or since December 31, 1997 and to the date of this Quarterly Report on Form 10-Q.


                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DESTRON FEARING CORPORATION
                                             (Registrant)


                                             /s/ Thomas J. Ahmann
                                             ----------------------------------
                                             By  Thomas J. Ahmann
                                             Vice President Finance,
                                             Chief Financial Officer
                                             and Principal Accounting Officer