Form 10-Q
period 1998-03-31
DESTRON FEARING CORP /DE/
filed 1998-05-13
CIK 881283

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

  [ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarterly Period Ended
                                   March 31, 1998

  [   ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                  OF THE EXCHANGE ACT

                           For the Transition Period From
                            ____________ to ____________

                           Commission file number 0-19688


                            DESTRON FEARING CORPORATION

               (Exact name of Registrant as specified in its charter)


             Delaware                                 84-1079037
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                                490 Villaume Avenue
                             South St. Paul, MN  55075
                                   (612) 455-1621
                      (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
                       ---        ---

As of May 14, 1998, there were 13,298,982 outstanding shares of Common Stock.

                            DESTRON FEARING CORPORATION



                                     FORM 10-Q

                        FOR THE QUARTER ENDED MARCH 31, 1998


                                       INDEX

                                                                 Page
                                                                 ----
PART I -- FINANCIAL INFORMATION

         Item 1 --       Financial Statements                        3

         Item 2 --       Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                               9

PART II -- OTHER INFORMATION

         Item 1 --       Legal Proceedings                          12

         Item 6 --       Exhibits and Reports on Form 8-K           13

         Signatures                                                 14

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1998 AND SEPTEMBER 30, 1997
(in thousands, except share and per share amounts)
------------------------------------------------------------------------------

               ASSETS                        March 31,      September 30,
               ------                           1998             1997
                                             ----------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                    $    193          $  1,075
  Accounts receivable, net                        2,647             1,911
  Inventories, net                                4,913             5,292
  Deposits on purchase commitments                  396               162
  Prepaid expenses and other current assets          30                49
                                               --------          --------

    Total current assets                          8,179             8,489

PROPERTY AND EQUIPMENT, net                       1,960             2,001
GOODWILL, net                                     1,959             2,001
OTHER ASSETS, net                                   158               191
                                               --------          --------
                                               $ 12,256          $ 12,682
                                               --------          --------
                                               --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                               $    877          $    373
  Accounts payable                                  901               524
  Accrued liabilities                               404               472
  Current portion of long-term obligations        2,388             1,554
                                               --------          --------
    Total current liabilities                     4,570             2,923

LONG-TERM OBLIGATIONS,
    net of current portion                        1,528             3,121
                                               --------          --------

    Total liabilities                             6,098             6,044
                                               --------          --------

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value;
      20,000,000 shares authorized;
      13,294,000 issued and outstanding             133               133
    Additional paid-in capital                   19,791            19,789
    Accumulated deficit                         (13,766)          (13,284)
                                               --------          --------

    Total shareholders' equity                    6,158             6,638
                                               --------          --------

                                               $ 12,256          $ 12,682
                                               --------          --------
                                               --------          --------

                     The accompanying notes are an integral part
                        of these consolidated balance sheets.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(in thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                      QUARTER ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
                                                      -----------------------           --------------------------
                                                       1998           1997                1998               1997
                                                      ------         ------              ------             ------
NET REVENUE                                           $4,350         $4,046              $6,980             $7,214
                                                      ------         ------              ------             ------

COSTS AND EXPENSES:
  Cost of sales                                        2,892          2,494               4,775              4,451
  Selling, general and administrative                  1,095          1,032               1,875              1,737
  Research and development                               292            195                 560                393
  Interest expense and other                             141            124                 252                351
                                                      ------         ------              ------             ------
  Total costs and expenses                             4,420          3,845               7,462              6,932
                                                      ------         ------              ------             ------

INCOME (LOSS) BEFORE INCOME TAXES                        (70)           201                (482)               282

PROVISION FOR INCOME TAXES                                --             --                  --                 --
                                                      ------         ------              ------             ------
NET INCOME (LOSS)                                       ($70)          $201               ($482)            $  282
                                                      ------         ------              ------             ------
                                                      ------         ------              ------             ------
BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE                              ($0.01)         $0.02              ($0.04)             $0.02
                                                      ------         ------              ------             ------
                                                      ------         ------              ------             ------

                      The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
(in thousands)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                     1998          1997
                                                                    -----         -------
OPERATING ACTIVITIES
  Net income (loss)                                                 ($482)         $  282
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                                     247             253
    Changes in operating items:
      Accounts receivable                                            (736)         (1,892)
      Inventories                                                     379             420
      Deposits on purchase commitments                               (234)             --
      Prepaid expenses and other current assets                        19              --
      Accounts payable and accrued liabilities                        309            (239)
                                                                   ------          ------
      Net cash used in operating activities                          (498)         (1,176)
                                                                   ------          ------
INVESTING ACTIVITIES:
  Purchases of fixed assets                                          (131)            (42)
                                                                   ------          ------

      Net cash used in investing activities                          (131)            (42)
                                                                   ------          ------
FINANCING ACTIVITIES:
  Issuance of common stock, net                                         2           3,114
  Repayments of long-term obligations                                (759)            (25)
  Net borrowings on bank line of credit                               504            (866)
                                                                   ------          ------
      Net cash provided by (used in) financing activities            (253)          2,223
                                                                   ------          ------
NET CHANGE IN CASH                                                   (882)          1,005

CASH, beginning of period                                           1,075              39
                                                                   ------          ------
CASH, end of period                                                $  193          $1,044
                                                                   ------          ------
                                                                   ------          ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $  257          $  343
                                                                   ------          ------
                                                                   ------          ------


                     The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997
(unaudited)
-------------------------------------------------------------------------------

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

2.   INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):

                                 March 31, 1998     September 30, 1997
                                 --------------     ------------------
Raw materials                         $2,066              $2,354
Finished goods                         2,847               2,938
                                      ------              ------

     Total inventories                $4,913              $5,292
                                      ------              ------
                                      ------              ------


3.   PRIVATE PLACEMENTS OF COMMON STOCK

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000. The proceeds from these offerings have been used to finance working capital needs and new product development.

4.   LEGAL PROCEEDINGS

Colorado Actions

In November 1993, the Company initiated a lawsuit for patent infringement against three competitors in the U.S. District Court in Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) At a hearing on November 12, 1993, the Court found that it did not have jurisdiction in Colorado over two of the competitors and dismissed the Colorado case against them without prejudice. The court suggested that the third competitor may be an infringer on the patent, but did not order the preliminary injunction requested by the Company.

On December 1, 1993, the two dismissed competitors commenced an action against the Company in U.S. District Court for Southern Illinois requesting actual damages of $20,000.00. This action was subsequently transferred to the U.S. District Court of Colorado. In the suit, the plaintiffs sought to invalidate the above-described patent of the Company and alleged unfair competition, violation of U.S. antitrust laws, interference with business relationships and abuse of process due to the actions the Company had allegedly taken in obtaining, announcing and enforcing its patent rights against the plaintiffs.

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

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found that no inequitable conduct occurred and the Company's patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgement confirming the Court's finding of no inequitable conduct. The defendants have appealed this decision and a decision is not expected until late 1998 or early 1999.

Further, during the pendency of the appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, the District Court found the defendants in willful contempt of the permanent injunction and awarded the Company double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the Court also issued an Order confirming the Court's ruling on November 7, 1997 holding the defendants in contempt. This finding of contempt has also been appealed by the defendants.

On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Chief Magistrate Judge entered a recommendation that the defendants be held in contempt based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product. Destron has requested damages, attorneys fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Chief Magistrate Judge. We anticipate that the District Court will have a hearing and rule on the matter in due course.

Minnesota Actions

On December 17, 1996, the same three competitors found to be willful infringers in the Colorado Actions filed a lawsuit against the Company and its United States distributor, Schering-Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

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

In the event the Company is successful in obtaining an affirmance of the Judgment of enforceability in the Colorado action, Destron's exposure in the Minnesota litigation will likely not be material. As a result of the favorable ruling in the Colorado Action on February 9, 1998, the plaintiffs in the Minnesota litigation have sought a stay of the Minnesota actions until after the Federal Circuit Court issues its decision, which is not expected until late 1998, at the earliest. Accordingly, it is expected that the Company's legal fees during 1998 and early 1999 in the Minnesota litigation will not be significant because of the stay that has been entered in the Minnesota litigation.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings (loss) by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 effective in the quarter ended December 31, 1997. As a result, all prior period EPS data have been restated.

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarters and six-month periods ended March 31 (in thousands, except per share amounts):

                                           Quarter Ended March 31    Six Months Ended March 31
                                           ----------------------    -------------------------
                                               1998       1997            1998         1997
                                               ----       ----            ----         ----
    Net income (loss)                         ($ 70)     $2.01           ($482)        $282
                                             ------     ------          ------       ------
                                             ------     ------          ------       ------
    Weighted average number of
    common shares outstanding                13,299     12,766          13,296       12,205

    Dilutive effect of stock options
    and warrants after application
    of the treasury stock method                ---        244             ---          244
                                             ------      -----           ------       -----
                                             13,299     13,010           13,296      12,449
                                             ------      -----           ------       -----
                                             ------      -----           ------       -----
    Basic and diluted earnings
    (loss) per common share                  ($0.01)     $0.02           ($0.04)      $0.02
                                             ------      -----           ------       -----
                                             ------      -----           ------       -----

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenue for the quarter ended March 31, 1998 of $4,350,000 was 8% higher than the $4,046,000 reported for the comparable quarter of fiscal 1997. For the six-month period, fiscal 1998 revenue was $6,980,000 which represented a 3% decrease from the fiscal 1997 amount. Revenue for the second quarter and six-month period from Radio Frequency Identification (RFID) products was down by 1% and 10%, respectively, from last year with higher sales occurring in the United States fisheries market while lower revenues were reported in Europe and Japan. Visual identification revenue increased 19% in the second quarter and 7% for the six-month period when compared to the fiscal 1997 amounts because of increased unit sales of visual products.

Cost of sales of $2,892,000 for the second quarter and $4,775,000 for the six-month period was higher than the comparable fiscal 1997 periods by 16% and 7%, respectively. The higher costs were attributable to higher revenues during the quarter as well as to an unfavorable product mix and reduced manufacturing productivity of visual identification products. Further, RFID costs increased because of the costs to update and retrofit selected scanner technologies and for the upgrade of electronic readers at certain animal shelters in the United States. As a result of these factors, gross profit margins declined to 34% and 32% of revenue in the second quarter and six-month period of fiscal 1998, respectively, compared to 38% for each of those periods in fiscal 1997.

Selling, general and administrative expenses for the second quarter of fiscal 1998 were $1,095,000 or 6% higher than for the same period last year. For the six-month period ended March 31, 1998, these expenses were $1,875,000, which was an 8% increase over last year's comparable period. RFID selling expenses increased 106% for the quarter and 96% for the six-month period over the respective fiscal 1997 periods. The salary and travel expense of personnel hired to develop the United States livestock market, as well as the addition of a sales person in Europe and related increases in international travel, accounted for the higher expense over the fiscal 1997 levels. General and administrative expense declined for both the second quarter and six-month period of fiscal 1998 when compared to fiscal 1997, primarily because of reduced legal expense this year.

Research and development expenses of $292,000 in the second quarter of fiscal 1998 increased 50% over last year and, for the six-month period, were up 42% over fiscal 1997 to $560,000. The higher expense for the second quarter and six-month period resulted principally from the salaries and travel expenses of newly hired personnel and increased utilization of outside resources to develop enhanced scanning products for the United States fisheries industry.

Interest and other of $141,000 in the second quarter of fiscal 1998 were 14% higher than the $124,000 reported for the comparable 1997 period principally because of interest expense incurred on higher average borrowings. For the six-month period of fiscal 1998, interest and other declined 28% to $252,000 principally because fiscal 1997 included imputed interest on an outstanding balance payable to a vendor.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at March 31, 1998 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements through at least fiscal 1998.

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

The Company's operating activities used $498,000 during the six-month period ended March 31, 1998 primarily to finance the net loss incurred during that period. Net cash used in the six-month period reflects increases in accounts receivable and deposits on purchase commitments that were funded principally by depreciation and amortization, decreases in inventories and increases in accounts payable and accrued liabilities.

The Company's investing activities used $131,000 during the six-month period ended March 31, 1998 for the purchase of fixed assets. Its financing activities used net cash of $253,000 during the same period for repayments of long-term obligations of $759,000, offset by increases in its net borrowings on its bank line of credit of $504,000.

As of March 31, 1998, the Company had net working capital of $3,609,000 with a current ratio of 1.79 to 1.0, which represents a $1,957,000 decrease in working capital from September 30, 1997.

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

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for automatic extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (13/4%). At March 31, 1998, the Company had outstanding borrowings of $877,000 under the facility and had a maximum availability under the borrowing formula of $2,338,000.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of an account payable was converted into a promissory note. The note provides for monthly payments of $150,000 in fiscal 1998 and $175,000 in fiscal 1999. An additional principal payment of $600,000 is required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement. The note bears interest at 9.25% per annum as of March 31, 1998, with a scheduled increase to 11.25% per annum at the beginning of fiscal year 1999. The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999.

Year 2000

The Company's internal information systems were upgraded during the first quarter of fiscal 1998 to ensure year 2000 compliance. The total cost of the implementation was not significant. Additionally, management believes that current products offered for sale by the Company, as applicable, are also year 2000 compliant. The Company's operations with respect to the year 2000 may also be affected by other entities with whom it transacts business. The Company is currently unable to determine the potential impact, if any, that could result from such entities' failure to adequately address this issue.

                            PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Colorado Actions

          In November 1993, the Company initiated a lawsuit for patent infringement against three competitors in the U.S. District Court in Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) At a hearing on November 12, 1993, the Court found that it did not have jurisdiction in Colorado over two of the competitors and dismissed the Colorado case against them without prejudice. The Court suggested that the third competitor may be an infringer on the patent, but did not order the preliminary injunction requested by the Company.

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

          On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found that no inequitable conduct occurred and the Company's patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct. The defendants appealed this decision and a decision is not expected until late 1998 or early 1999.

          Further, during the pendency of the appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, the District Court found the defendants in willful contempt of the permanent injunction and awarded the Company double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the court also issued an Order confirming the court's ruling on November 7, 1997 holding the defendants in Contempt. This finding of contempt has also been appealed by the Defendants.

          On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Chief Magistrate Judge entered a recommendation that the defendants be held in contempt based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product. Destron has requested damages, attorneys fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Chief Magistrate Judge. We anticipate that the District Court will have a hearing and rule on the matter in due course.

Minnesota Actions

          On December 17, 1996, the same three competitors found to be willful infringers in the Colorado actions filed a lawsuit against the Company and its United States distributor, Schering-Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

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

          In the event the Company is successful in obtaining an affirmance of the Judgment of enforceability in the Colorado Action, Destron's exposure in the Minnesota litigation will not be material. As a result of the favorable ruling in the Colorado Action on February 9, 1998, the Plaintiffs in the Minnesota litigation have sought a stay of the Minnesota actions until after the Federal Circuit issues its decision, which is not expected until late 1998, at the earliest. Accordingly, it is expected that the Company's legal fees during 1998 and early 1999 in the Minnesota litigation will be negligible because of the stay that has been entered in the Minnesota litigation.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

                   Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share

          b.   Reports on Form 8-K

                   No current reports on Form 8-K were filed during the quarter ended March 31, 1998 or since March 31, 1998 and to the date of this Quarterly Report on Form 10-Q.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DESTRON FEARING CORPORATION
                                          (Registrant)


Dated: May 13, 1998                    /s/ Thomas J. Ahmann
                                          ----------------------------
                                          By  Thomas J. Ahmann
                                          Vice President Finance,
                                          Chief Financial Officer
                                          and Principal Accounting Officer