Form 10-Q
period 1998-06-30
DESTRON FEARING CORP /DE/
filed 1998-08-12
CIK 881283

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
       (Mark One)

         [ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarterly Period Ended
                                   June 30, 1998

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

As of August 11, 1998, there were 13,353,982 outstanding shares of Common Stock.

                            DESTRON FEARING CORPORATION



                                     FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 30, 1998


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


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1998 AND SEPTEMBER 30, 1997
(in thousands, except share and per share amounts)




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     ASSETS                         June 30,       September 30,
                                                      1998            1997
                                                   ----------     --------------
CURRENT ASSETS:
  Cash and cash equivalents                        $     515          $   1,075
  Accounts receivable, net                             1,275              1,911
  Inventories, net                                     5,012              5,292
  Deposits on purchase commitments                       178                162
  Prepaid expenses and other current assets               63                 49
                                                   ----------     --------------

     Total current assets                              7,043              8,489

PROPERTY AND EQUIPMENT, NET                            1,934              2,001
GOODWILL, NET                                          1,938              2,001
OTHER ASSETS, NET                                        152                191
                                                   ----------     --------------

                                                   $  11,067          $  12,682
                                                   ----------     --------------
                                                   ----------     --------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                   $     716          $     373
  Accounts payable                                       645                524
  Accrued liabilities                                    379                472
  Current portion of long-term obligations             2,516              1,554
                                                   ----------     --------------

     Total current liabilities                         4,256              2,923

LONG-TERM OBLIGATIONS,
  net of current portion                               1,007              3,121
                                                   ----------     --------------

     Total liabilities                                 5,263              6,044
                                                   ----------     --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    13,354,000 issued and outstanding                    133                133
  Additional paid-in capital                          19,847             19,789
  Accumulated deficit                                (14,176)           (13,284)
                                                   ----------     --------------

     Total shareholders' equity                        5,804              6,638
                                                   ----------     --------------

                                                   $  11,067          $  12,682
                                                   ----------     --------------
                                                   ----------     --------------



                    The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                     QUARTER ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                                    ------------------------           --------------------------
                                                        1998            1997                1998             1997
                                                    ---------       --------           ---------        ---------

NET REVENUE                                         $  3,123        $  3,058           $  10,103        $  10,272
                                                    ---------       --------           ---------        ---------

COSTS AND EXPENSES:
  Cost of sales                                        2,171           2,054               6,946            6,505
  Selling, general and administrative                    982             884               2,857            2,621
  Research and development                               253             247                 813              640
  Interest expense and other                             127              63                 379              414
                                                    ---------       --------           ---------        ---------

  Total costs and expenses                             3,533           3,248              10,995           10,180
                                                    ---------       --------           ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (410)           (190)               (892)              92

PROVISION FOR INCOME TAXES                                 -               -                   -                -
                                                    ---------       --------           ---------        ---------

NET INCOME (LOSS)                                   $   (410)       $   (190)          $    (892)       $      92
                                                    ---------       --------           ---------        ---------
                                                    ---------       --------           ---------        ---------

BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE                            $  (0.03)       $  (0.01)          $   (0.07)       $    0.01
                                                    ---------       --------           ---------        ---------
                                                    ---------       --------           ---------        ---------


                    The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
(in thousands)

                                                               Nine Months Ended June 30,
                                                             -----------------------------
                                                                 1998            1997
                                                            -------------     ------------
                                                            -------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $       (892)      $       92
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                    360              377
     Changes in operating items:
       Accounts receivable                                            636             (787)
       Inventories                                                    280            1,306
       Deposits on purchase commitments                               (16)              -
       Prepaid expenses and other current assets                      (14)             (39)
       Accounts payable and accrued liabilities                        28             (872)
                                                             -------------     -----------

       Net cash provided by operating activities                      382               77
                                                             -------------     -----------

INVESTING ACTIVITIES:
  Purchases of fixed assets                                          (192)            (178)
  Change in other assets                                                1               -
                                                             -------------     -----------

       Net cash used in investing activities                         (191)            (178)
                                                             -------------     -----------

FINANCING ACTIVITIES:
  Issuance of common stock, net                                        58            3,114
  Repayments of long-term obligations                              (1,152             (130)
  Net borrowings on bank line of credit                               343             (866)
                                                             -------------     -----------

       Net cash provided by (used in) financing activities           (751)           2,118
                                                             -------------     -----------

NET CHANGE IN CASH                                                   (560)           2,017

CASH, BEGINNING OF PERIOD                                           1,075               39
                                                             -------------     -----------

CASH, END OF PERIOD                                           $       515       $    2,056
                                                             -------------     -----------
                                                             -------------     -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               $       386       $      407
                                                             -------------     -----------
                                                             -------------     -----------

NON-CASH FINANCING TRANSACTION:
  Conversion of account payable to term loan                  $        -        $    4,290
                                                             -------------     -----------
                                                             -------------     -----------

                    The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997
(unaudited)
--------------------------------------------------------------------------------

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

2.   INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):


                               June 30, 1998   September 30, 1997
                               -------------   ------------------
Raw materials                      $2,280            $2,354
Finished goods                      2,732             2,938
                                  --------          --------

     Total inventories             $5,012            $5,292
                                  --------          --------
                                  --------          --------



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

4.   LEGAL PROCEEDINGS

Colorado Actions

On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal.
The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's '129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgement confirming the Court's finding of no inequitable conduct. The defendants have appealed this decision and a decision is not expected until late 1998 or early 1999.

Further, during the pendency of the first appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt has also been appealed by the defendants.

On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product. The Company has requested trebled damages, attorney's fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Magistrate Judge. The Company anticipates that the District Court will have a hearing and rule on the matter in late 1998.

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

On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado action.

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

If the Company is successful in obtaining an affirmance of the judgment of enforceability in the Colorado action, the Company's exposure in the Minnesota litigation will not be material. As a result of the favorable ruling in the Colorado Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado action, which is not expected until late 1998, at the earliest. Accordingly, it is expected that the Company's legal fees during the remainder of 1998 and early 1999 in the Minnesota litigation will not be significant because of the stay that has been entered in the Minnesota litigation.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarters and nine-month periods ended June 30 (in thousands, except per share amounts):


                                           Quarter Ended June 30  Nine Months Ended June 30
                                           ---------------------  -------------------------
                                              1998        1997        1998        1997
                                              ----        ----        ----        ----
     Net income (loss)                       ($410)      ($190)      ($892)        $92
                                              ----        ----        ----        ----
                                              ----        ----        ----        ----
     Weighted average number of
     common shares outstanding              13,354      13,294      13,316      12,568

     Dilutive effect of stock options
     and warrants after application
     of the treasury stock method              ---         ---         ---         126
                                              ----        ----        ----        ----

                                            13,354      13,294      13,316      12,694
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

     Basic and diluted earnings
     (loss) per common share                ($0.03)     ($0.01)     ($0.07)      $0.01
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In July 1998, the Company retained a group of investment bankers to assist the Company in exploring strategic alternatives for increasing shareholder value. The potential alternatives could include, among others, the sale of the Company or a division, locating a strategic investor, or making a strategic acquisition.

In addition to engaging the advisors, in August 1998, the Company implemented a program to reduce expenses by approximately $1.0 million annually. The reductions included selective layoffs, a reduction in management salaries, the ending of certain electronic reader promotion programs and anticipated reductions in legal costs that reflect the winding down of the patent litigation

Also in August 1998, the Company advised a creditor that it would not make a scheduled payment of $600,000 due in October 1998 (see "Liquidity and Capital Resources"), due to the Company's limited cash reserves and anticipated liquidity and resource requirements. The Company has requested that the creditor restructure the payment schedule, and there has been no definitive response to this request as of the date of filing of the Quarterly Report on Form 10-Q.

The Company's August 1998 financial projections forecast that cash flow from operations, combined with line of credit borrowings, will be sufficient to fund operations in fiscal 1999. However, if these projections are not achieved, the Company may be required to obtain additional financing to support its business requirements. Such funds could be generated from debt or equity offerings, the sale of all or part of the Company, or other strategic financing arrangements. However, there can be no assurance that any such financing could be obtained, or if obtained, would be on terms favorable or acceptable to the Company. (See additional discussion under "Liquidity and Capital Resources.")

RESULTS OF OPERATIONS

Net revenue for the quarter ending June 30, 1998, of $3,123,000 was 2% higher than the $3,058,000 reported for the comparable quarter of 1997. For the nine-month period, fiscal 1998 revenue of $10,103,000 was down 2% from the prior year's revenue of $10,272,000. Radio Frequency Identification Devices (RFID) revenue declined 3% in the third quarter and 8% for the nine-month period when compared to the corresponding periods of fiscal 1997. While the Company experienced higher sales in the markets of the United States fisheries industry and the United Kingdom companion animals during these periods, the gains were offset by lower revenues on the European continent and in Japan. Visual identification revenue rose 7% in both the third quarter and nine-month period of fiscal 1998 when compared to the previous year because of increased unit sales of visual products.

Cost of sales of $2,171,000 for the third quarter and $6,946,000 for the nine-month period were higher by 6% and 7%, respectively, than the comparable periods of fiscal 1997. The higher costs were attributable to an unfavorable product mix and lower manufacturing efficiency in the production of visual identification products. Additionally, RFID costs increased during the fiscal 1998 nine-month period because of programs 1) to update and retrofit electronic readers for the improvement of operating performance and 2) to exchange electronic readers at certain animal shelters in the United States. As a result of these factors, gross profit margins declined to 30% and 31% of revenue in the third quarter and nine-month period of fiscal 1998, respectively, from the 33% and 37% margins reported for the comparable periods of fiscal 1997.

Selling, general and administrative expenses for the third quarter of fiscal 1998 were $982,000 or 11% greater than the $884,000 for the same period last year. For the nine-month period, these expenses were $2,857,000, which was a 9% increase over the $2,621,000 reported in fiscal 1997. Selling expenses increased 31% for the quarter and 32% for the nine-month period over the respective fiscal 1997 periods while general and administrative expenses declined 4% and 9%, respectively, during these same periods. During fiscal 1998, sales staff were hired to develop the RFID livestock market and increase RFID sales in Europe. Although these efforts have not yet produced significant revenues, the associated salaries and benefits, combined with increased domestic and international travel, are the principal reasons for the higher selling expenses during the third quarter and nine-month periods of the current year. General and administrative expenses declined this year primarily because of lower investor relations activities and reduced legal expenses.

Research and development expenses were $253,000 in the third quarter of fiscal 1998 compared to $247,000 last year, an increase of 2%. For the nine-month period, these expenses increased 27% to $813,000 from $640,000 last year. The higher spending in fiscal 1998 results primarily from the salary expense of personnel additions and increased use of outside engineering resources to develop enhanced scanning products for the United States fisheries industry.

Interest and other of $127,000 in the third quarter of fiscal 1998 was double the $63,000 reported in fiscal 1997 primarily because of interest expense incurred on higher average borrowings. For the nine-month period, interest and other declined 8% to $379,000 principally because 1997 included imputed interest on an outstanding balance payable to a vendor.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as private and public equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at June 30, 1998 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements through at least fiscal 1998.

However, the information set forth in the preceding paragraph, and elsewhere in this Quarterly Report on Form 10-Q, is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing in order to maintain its operations.
There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities provided $382,000 during the nine-month period ending June 30, 1998. The net loss incurred during the period was offset by depreciation and amortization, decreases in accounts receivable and inventories, and increases in accounts payable and accrued liabilities.

The Company's investing activities used $192,000 during the nine-month period ended June 30, 1998 for the purchase of fixed assets. Its financing activities used net cash of $751,000 during the same period for repayments of long-term obligations of $1,152,000 offset by increases in its net borrowing on its bank line credit of $343,000.

As of June 30, 1998, the Company had net working capital of $2,787,000 with a current ratio of 1.65 to 1.0, which represents a $2,779,000 decrease in working capital from September 30, 1997.

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

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for automatic extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (13/4%). At June 30, 1998, the Company had outstanding borrowings of $716,000 under the facility and had a maximum availability under the borrowing formula of $1,381,000.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of an account payable was converted into a promissory note. The note provides for monthly payments of $150,000 in fiscal 1998 and $175,000 in fiscal 1999. An additional principal payment of $600,000 is required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement. The note bears interest at 9.25% per annum as of March 31, 1998, with a scheduled increase to 11.25% per annum on October 1, 1998. The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999. (See additional discussion regarding this note under "Recent Developments.")

In July 1998, the Company retained investment bankers to assist the Company in exploring strategic alternatives for increasing shareholder value. The potential alternatives could include, among others, the sale of the Company or a division, locating a strategic investor, or making a strategic acquisition.

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

                            PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Colorado Actions

          On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. In addition, the issue of inequitable conduct was remanded to the trial court for further proceedings as to the Company's intent in prosecuting the patent application before the United States Patent Office.

          On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's '129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct.
          The defendants appealed this decision and a decision is not expected until late 1998 or early 1999.

          Further, during the pendency of the first appeal, the Company pursued a contempt action against the defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt has also been appealed by the Defendants.

          On January 23, 1998, the Company filed a second Motion for Contempt against the defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product. The Company has requested trebled damages, attorney's fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Magistrate Judge. The Company anticipates that the District Court will have a hearing and rule on the matter in late 1998.

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

          On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado action.

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

          If the Company is successful in obtaining an affirmance of the judgment of enforceability in the Colorado Action, the Company's exposure in the Minnesota litigation will likely not be material. As a result of the favorable ruling in the Colorado Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado action, which is not expected until late 1998, at the earliest. Accordingly, it is expected that the Company's legal fees during the remainder of 1998 and early 1999 in the Minnesota litigation will not be significant because of the stay that has been entered in the Minnesota litigation.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits:

                    Exhibit 11.1 Calculation of Net Income (Loss) Per Common and Common Equivalent Share

          b.   Reports on Form 8-K

                    No current reports on Form 8-K were filed during the quarter ended June 30, 1998 or since June 30, 1998 and to the date of this Quarterly Report on Form 10-Q.

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DESTRON FEARING CORPORATION
                                   (Registrant)


Dated: August 12, 1998             /s/  Thomas J. Ahmann
                                   -----------------------------------
                                   By  Thomas J. Ahmann
                                   Vice President Finance,
                                   Chief Financial Officer
                                   and Principal Accounting Officer