Form 10-Q/A
period 1998-06-30
DESTRON FEARING CORP /DE/
filed 1998-09-10
CIK 881283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)

[ X ]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:  0-19688

                           DESTRON FEARING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  84-1079037
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

490 Villaume Avenue, South St. Paul, MN                55075
(Address of principal executive offices)             (Zip Code)

                                   (651) 455-1621
                (Registrant's telephone number, including area code)

                                 Not applicable.
                (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 11, 1998, there were 13,353,982 outstanding shares of Common Stock.

                           DESTRON FEARING CORPORATION

                                  FORM 10-Q/A-1

                          AMENDMENT NO. 1 TO FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1998

                                      INDEX


                                                                          Page
                                                                          ----
PART II - OTHER INFORMATION

        Item 5 -- Other Information                                         3

        Signatures                                                          4

             (The remainder of this page was intentionally left blank.)

ITEM 5.  OTHER INFORMATION

     Under the Securities Exchange Act of 1934 ("Exchange Act"), the stockholders of Destron Fearing Corporation (the "Company") may submit proposals to be considered at an annual stockholders' meeting. Rule 14a-8 under the Exchange Act sets forth the procedures and requirements for requesting that a company include these proposals in its proxy statement. However, a stockholder may submit proposals to be voted on at an annual meeting without having the proposals included in the company's proxy statement. These proposals are known as "non-Rule 14a-8 proposals."

     Rule 14a-4(c)(1) under the Exchange Act states when the proxies named by a company for an annual meeting may exercise their discretionary voting powers for proposals not included in the company's proxy statement, including non-Rule 14a-8 stockholder proposals. Rule 14a-4(c)(1) was recently amended to provide that proxies named by a company to vote at an annual meeting may be given discretionary authority to vote all proxies with respect to any non-Rule 14a-8 proposals which properly come before the annual meeting for a vote of the stockholders if (i) the company has not received advance notice of the proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual stockholder's meeting and (ii) stockholders have been notified by the company of this 45-day advance notice requirement.

     The Company hereby notifies its stockholders that for the Annual Meeting of Stockholders expected to be held in February 1999, the deadline for notifying the Company of non-Rule 14a-8 stockholder proposals is November 30, 1998. Notice of any such proposal must be given in writing to the Secretary of the Company, Mr. Thomas J. Ahmann, 490 Villaume Avenue, South St. Paul, Minnesota 55075. Therefore, the Company's proxies will be able to exercise their discretionary voting authority with respect to any non-Rule 14a-8 proposal not submitted to the Company or submitted to the Company after November 30, 1998.

     The notification deadline for stockholders wishing to have a Rule 14a-8 proposal considered for inclusion in the Company's proxy solicitation materials for the Annual Meeting of Stockholders to be held in 1999 is September 14, 1998, as set forth in the Company's Proxy Statement dated January 14, 1998. Such proposals must be set forth in writing and received by the Secretary of the Company, Mr. Thomas J. Ahmann, at the above address on or before September 14, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 9, 1998.              DESTRON FEARING CORPORATION


                                           By:/s/ Thomas J. Ahmann
                                              --------------------------------
                                              Thomas J. Ahmann
                                              Vice President Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer