Form 10-K
period 1998-09-30
DESTRON FEARING CORP /DE/
filed 1998-12-23
CIK 881283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 1998


     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES E EXCHANGE ACT OF 1934

               For the transition period from _____________ to ______________

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

                              490 Villaume Avenue
                     South St. Paul, Minnesota 55075-2445
                   (Address of Principal Executive Offices)

                                (651) 455-1621
               (Registrant's Telephone Number, Including Area Code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                   None                           None
             (Title of Class)    (Name of Each Exchange on Which Registered)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Common Stock
                                 $.01 Par Value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock of the Registrant, as of December 14, 1998, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $8,685,000.

     As of December 21, 1998, there were outstanding 13,353,982 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999 have been incorporated by reference into Part III of this Report. See the Cross Reference Sheet set forth on page (2).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DESTRON FEARING CORPORATION

                            CROSS REFERENCE SHEET

                          BETWEEN ITEMS IN PART III
                              OF FORM 10-K AND
           PROXY STATEMENT FOR 1999 ANNUAL MEETING OF STOCKHOLDERS
       Pursuant to Paragraph G-(3) of General Instructions to Form 10-K

Item Number and Caption                      Section Headings in Proxy Statement
-----------------------                      -----------------------------------
Item 10  Directors and Executive Officers    Election of Directors;
         of the Registrant                   Information Concerning Directors
                                             and Executive Officers;
                                             Section 16(a)  Beneficial
                                             Ownership Reporting Compliance

Item 11  Executive Compensation              Election of Directors

Item 12  Security Ownership of Certain       Beneficial Ownership of
         Beneficial Owners and Management    Common Stock

Item 13  Certain Relationships and Related   Election of Directors;
         Transactions                        Information Concerning Directors
                                             and Executive Officers

                            DESTRON FEARING CORPORATION

                                 Table of Contents

                                                                           PAGE
                                                                           ----
                                       PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . .  13

                                      PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters  . . . . . . . . . . . . . . . . . .  14

Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . .  14

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . . .  15

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . .  18

Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . .  18

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . .  18

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .  19

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  19

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 13.  Certain Relationships and Related Transactions . . . . . . . . .  19

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .  19

                                     PART I


ITEM 1.   BUSINESS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties, and actual results may be materially different from those anticipated by the Company. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

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

Destron manufactures animal identification systems and devices. Its products can be divided into two classes, Radio Frequency Identification (RFID) devices and visible plastic tags used mainly for production animals. Where the two classes of devices are used together, such as an ear tag which incorporates a transponder, the device is treated as an RFID device. Some of the RFID products have other applications outside the animal market, but such uses are only incidental to the strategic focus of the Company.

ANIMAL ID MARKET SEGMENTS

Destron's animal ID market segments and their corresponding percentages of Destron's total revenues for the fiscal years ended September 30, 1998, 1997 and 1996 consist of products for the identification of the following:

                                       1998        1997       1996
                                       ----        ----       ----
          Livestock                      46%         45%        50%
          Companion animals              27          30         32
          Fish                           25          22         15
          Other                           2           3          3
                                       -----       -----      -----
                                        100%        100%       100%
                                       -----       -----      -----
                                       -----       -----      -----

The livestock segment consists mainly of visual tag sales, although RFID products are expected to become increasingly important in future years. The other segments currently consist primarily of RFID product sales. Sales of Destron products outside the United States have been primarily in Europe.
Export sales as a percentage of total revenue were 22% for fiscal 1998, 30% for fiscal 1997 and 32% for fiscal 1996. Destron generally sells its products in United States dollars although it is reviewing the potential for sales in certain local currencies in the future. See "Item 8: Financial Statements and Supplementary Data" for further information regarding export sales by geographic area.

RFID PRODUCTS

The RFID products that Destron currently manufactures and markets to the animal identification industry consist principally of transponders, portable readers, stationary readers, and transponder injecting devices. RFID products accounted for 54%, 56% and 51% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively.

TRANSPONDERS

The identification devices manufactured by Destron are passive and operate at low radio frequencies, below 500 kHz. Operating range is restricted by the power range limitations set by the Federal Communications Commission, generally 50 centimeters (20 inches) or less. Destron manufactures permanently programmed transponders. The programmed device contains a custom integrated circuit ("IC") whose identification code is inscribed during the manufacturing process. Transponders for animal ID generally contain the custom IC and a tuned radio frequency circuit consisting of a small inductor and capacitor. Destron's transponders for animal ID are packaged in sealed glass rods ranging in size from 11 to 28 millimeters in length and from 2.1 to 3.5 millimeters in diameter and are compatible with subcutaneous injection in animals. Other packaging designs are used for non-injected applications related to animal markets. The distribution prices of each of the Company's transponders range from $1.50 for units sold in bulk form to $7.00 for units included with the non-reusable injector system.

"INTELLIGENT" PORTABLE READERS

Transponders are powered and their identification codes are read by a variety of scanning devices (readers). Portable readers are battery operated and easily hand-carried. The portable readers manufactured by Destron are all based on similar electronic designs and differ principally in the hardware and software options offered and packaging design. The resulting identification code is displayed and can be relayed via computer interface to other equipment.
Portable readers range in price from $150 to $225, depending upon the operating features provided.

"INTELLIGENT" STATIONARY READING SYSTEMS

For fish, farm animals, and certain other applications, it is necessary to read the codes transmitted by the transponders implanted into animals as they pass by or through a fixed scanner. These stationary reading systems manufactured by Destron may take the form of a gate, a panel, a loop, or other configuration. These systems are usually linked to a computer, via sophisticated communications facilities. Custom installations are the norm, but modular standardization is enlarging the scope of applications of this type of system at reasonable costs. Prices vary from $2,000 for a single system up to $20,000 for systems that include multiple reading stations.

INJECTING SYSTEMS

In order to identify animals in a secure, unalterable manner, the transponder devices require subcutaneous injections by means of a hypodermic-type injector. Destron currently supplies a variety of injecting devices intended for a wide range of animal applications, including livestock, pets and laboratory animals. The Company purchases some of its injection devices from outside suppliers. The prices of the Company's injecting systems range from $2.00 for a non-reusable product to $55.00 for a larger, heavy-duty, reusable system.

POTENTIAL NEW PRODUCTS

The Company follows a clear policy of requiring either joint development projects or very strong market potential before committing funds for new products. In this regard, the Company not only works closely with major new users, but also maintains close liaisons with users, certain potential joint developers, and the ongoing work of the International Standards Organization ('ISO') in anticipating market needs. Destron has development projects underway in three countries with three species of livestock, with the expectation of being able to offer complete new systems on a global basis within one to two years. Success in any one of these countries would place Destron in a leading position in the world market for livestock RFID systems. Most of the basic technology is available within the Company. No assurance can be given that any of these projects will be successful since the approval and implementation of the program is at the sole discretion of the government or customer involved.

VISUAL IDENTIFICATION PRODUCTS

Destron also manufactures and sells identification and insecticide ear tags for herd animals, as well as various equine products. Visual identification products accounted for 46%, 44% and 49% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively.

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

NEW ELECTRONIC EAR TAGS

As a result of the combination of the technologies of Destron and Fearing, an electronic ear tag management system developed by Destron was introduced in 1994 and patented in 1995. These ear tags are read using the intelligent readers described above. The electronic ear tags and intelligent readers described above are being sold to system integrators and large corporate farms. These systems give the farmer "source data entry" directly in the barn or on the range and, as a result, offer the opportunity to improve management of the farm's resources, improve overall productivity, reduce manual data entry errors and allow direct connection to proven herd management systems. Destron expects to continue the development and marketing of this electronic ear tag. However, no assurance can be given that this market will develop or that Destron will be successful in selling this electronic ear tag. Electronic ear tags have a unit distribution price ranging from $1.50 to $5.00 depending upon product function and design.

MARKETING OF RFID PRODUCTS

Destron serves three major markets for RFID products. The companion animal market, which exists mainly in Europe, requires portable low-cost readers, injectable transponders to ISO standards and a strong distribution network to associations, veterinarians, and others. In the fisheries market, which exists principally in the United States, Destron's strategy is to use a very sophisticated, permanently installed reading system, special injectable transponders, ongoing technical support and development, and a variety of lesser services and products. Destron's strategy in the livestock market is to use "Value Added Resellers" ("VARs") who combine devices and software to install and service complete management information systems in farms. The Destron transponders are of several types, and are either injectable or external. Additionally, Destron typically supplies the product through VARs, in a wide variety of industries. The most important of these is the laboratory animal market served by Bio Medic Data Systems, Inc., a highly sophisticated VAR and marketer with several patents and its own manufacturing capability. Most of the distributors and VARs have exclusive territories and markets with annual commitments. Certain major clients with special needs are served directly.

COMPANION ANIMALS

Dogs, cats and pets of all kinds present risk of loss, theft, disease transmission, and illness. In Europe, mainly because of the threat of disease transmission and the suffering of stray animals, an increasing number of countries require the identification of all companion animals. Moreover, the use of RFID is increasingly either a recommended option or the only acceptable method. Normally, the identification is done by a veterinarian, and Destron has developed sales distributorships to serve this particular market. Unlike the "volunteer" markets, such as the United States, where pet owners often do not use RFID to protect their companion animals, compliance rates in western Europe are over 75% of dogs identified where legislation is in effect. Although this business is not seasonal, it is irregular because purchases for official campaigns to identify dogs are often controlled by local governments.

Destron has appointed several exclusive distributors worldwide to serve this developing market for companion animal ID. Each distributor maintains a relationship with a central computerized registry serving its franchised country or countries. These registries link the animal's unique ID number to information on its owner, providing electronic retrieval networks for the return of lost animals.

In Europe, companion animal market distribution is effected through exclusive distributor arrangements with two veterinary product companies -- AnimalCare Limited ("AnimalCare") in the United Kingdom and Merial (formerly known as Rhone Merieux) in certain other European countries. In the United States, an operating unit of Schering-Plough Corporation ("Schering-Plough") is the exclusive distributor for Destron's electronic identification products for companion animals.

Under its distribution agreement with Destron, AnimalCare is responsible for soliciting purchasers of Destron's animal ID products in the United Kingdom and for all advertising, while Destron is obligated to provide products to AnimalCare and to provide general, technical, marketing and advertising support. AnimalCare must meet certain minimum purchase commitments to maintain its distribution rights, revised annually. The minimum purchase obligations were achieved in fiscal years 1998, 1997 and 1996. AnimalCare has established the companion animal infrastructure of Destron readers and sells Destron's products to key veterinary clinics. As a result, Destron's products have established strong name recognition and veterinary/shelter acceptance in the United Kingdom. Government approvals are not required in the United Kingdom for distribution of ID products for companion animals.

In 1997, Rhone Merieux merged with Merck Sharpe, Dohme to form Merial, resulting in a much larger firm which provides a wider range of animal products. Merial sells the Destron products under its own name, "INDEXEL."

Merial is the world's largest animal health company and is the largest vaccine marketer in Europe. It markets Destron's products in connection with its own vaccines through its companion animal distribution channels. Merial also is establishing placement of Destron readers at the veterinary/shelter level and has undertaken a multicountry promotional effort through its direct sales force in continental Europe. Under its distribution agreement, Merial is responsible for obtaining necessary government approvals for distribution of the products. Destron's initial five-year agreement with Merial was renewed in December 1990 for an additional term of 15 years ending February 28, 2005. Merial failed to meet minimum purchase requirements under its distribution agreement for the fiscal periods ended September 30, 1998, 1997 and 1996. Destron subsequently waived these requirements in view of the market disturbance caused by the change to the ISO technology and replacement of all readers in use.

In the United States, Schering-Plough distributes and markets the companion animal permanent identification products manufactured by the Company. Statistics from the United States Humane Society indicate that up to 20 million pets stray or are abandoned each year, and up to 13 million are euthanized annually. As a result, a large potential market exists for the Company's products. However, the domestic market has developed slower than the international markets because, at the present time, companion animal electronic identification is largely non-mandated in the United States. As of September 30, 1998, more than 300,000 companion animals in the United States had received injectable transponders and were included in the Company's database registry.

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

Destron believes that major sales of identification systems for livestock will likely be achieved when a substantial stimulus to the use of a system is provided by a government or some association. For example, this may occur if a government requires that all animals of a certain type be identified by RFID methods or if a marketing organization, breed association or similar group conditions a right, such as participating in a market or obtaining breed status certification, upon identifying the animals by an RFID system. Portions of these markets will be seasonal because they will relate to the season of birth in the various species. There can be no assurance as to when such governmental or association requirements will be adopted and implemented.

In the fiscal year ended 1996, the United States Department of Agriculture ("USDA") and the United States Food and Drug Administration ("FDA") approved the use of transponders for injection into livestock in the United States thereby permitting Destron to sell transponders for use in the United States livestock market. The Company plans to leverage its traditional core business of visual identification products in domestic and overseas markets to promote permanent electronic identification of livestock. As the size of farms has increased, automated permanent individual identification will become a desirable tool for managing large livestock herds. With over four billion livestock animals worldwide, the Company believes that implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock. However, the success of the Company's electronic identification product is contingent upon the customer's ultimate acceptance of this technology, the perceived economic value of the product and the technological and functional strengths of competing products.

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

PRODUCT DEVELOPMENT

Destron has developed substantially all of its own products internally, and it presently maintains an internal research and development department. This department is responsible for all new product development as well as for ongoing product technical support and maintenance. Destron supplements its design staff with several consulting and contract design engineering firms that specialize in areas that Destron considers outside its core technology focus. Contracted design work has included mechanical packaging, software development, and drafting/documentation support. Destron uses computer-based design technologies for electrical and mechanical design as well as for record keeping and documentation control. Research and development expenses for the Company were $1,017,000, $870,000 and $955,000 for the years ended September 30, 1998, 1997 and 1996 respectively.

SIGNIFICANT CUSTOMERS

During the fiscal years ended September 30, 1998, 1997 and 1996, Pacific States Marine, a customer who uses the Company's product to identify fish, accounted for 18%, 10% and 10% of the Company's sales, respectively. Also during fiscal 1997 and 1996, Merial, a distributor of Destron, accounted for 16% and 18% of the Company's sales, respectively. The loss of either of these significant customers would have an adverse effect on the Company's operations.

BACKLOG

The Company generally produces goods to fill orders received and anticipated orders based on distributors' forecasts, and it also maintains inventories of finished goods to fill customer orders with short lead times. As a result, the Company generally has no significant backlog of orders, and any such backlog is not necessarily indicative of future sales.

COMPETITION

RFID

In the fisheries market, Destron enjoys a significant lead in technology when compared to its competitors. Destron's proposal to replace all existing installations under the control of the authority of the U.S. Department of Energy was accepted. The Company also won the right to supply transponders to the related users for a number of years, including the largest single user of fisheries systems in the world. The competing bids were evaluated based upon product availability, performance and price.

In the companion animal market, there are two primary competitors, one in Europe and one in the United

States. Other competitors are expected to enter the European market in 1999. Because Europe requires that all transponders comply with ISO standards, competition is based on features, distribution arrangements and price. In the United States, there is no standardization and, therefore, competition is based primarily on distribution arrangements.

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

Destron holds a patent, which expires in February 2002, on the applicator which attaches the ear tags to the animal, and a patent, which expires in December 2000, on an antiseptic coating which is placed on the stud which holds the ear tag to the animal's ear. The antiseptic coating is marketed under the trade name Infecta-Guard-TM-. The Company does not expect the expiration of these patents to have a material effect on its business.

OPERATIONS

The Company presently purchases its transponders solely from a European manufacturer who has the capability to produce up to 10 million transponders per year. The Company expects to continue the relationship with this supplier, although continuance of such purchases depends upon the competitiveness of the price, quality and delivery of the products purchased. The Company presently is evaluating additional sources for the purchase of transponders. If the Company experienced a disruption or termination of product supply from the sole European manufacturer, that event would have a materially adverse effect on the Company's RFID operations.

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

EMPLOYEES

As of September 30, 1998, Destron employed 64 full-time and 17 part-time individuals, 27 of whom are represented by the United Food and Commercial Workers Union. The Company has not experienced any work stoppages. Destron believes that its employee relations are good.

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

ITEM 3.   LEGAL PROCEEDINGS

COLORADO ACTIONS

On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding that the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings to determine whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's '129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct. The defendants appealed this decision and oral argument to the Court of Appeals was held on December 8, 1998. A decision is not expected in the appeal until early 1999.

Further, during the pendency of the first appeal, the Company pursued a contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt has also been appealed by the defendants.

On January 23, 1998, the Company filed a second Motion for Contempt against certain defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product. The Company has requested treble damages, attorneys' fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Magistrate Judge. The Company anticipates that the District Court will have a hearing and rule on the matter in early 1999.

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

If the Company is successful in obtaining an affirmance of the judgment of enforceability in the Colorado Action, the Company's exposure, if any, in the Minnesota litigation may be reduced. As a result of the favorable ruling in the Colorado Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado action, which is not expected until 1999, at the earliest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998 ended September 30, 1998 or during the period from that date to the date of this Annual Report of fiscal 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

                         FISCAL YEAR ENDED         FISCAL YEAR ENDED
   QUARTERS              SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
   --------              ------------------        ------------------
                         High          Low         High          Low
                         ------------------        ------------------
   First                 $3.50        $1.56        $4.19        $2.13
   Second                $1.94        $1.50        $3.88        $2.00
   Third                 $2.00        $1.31        $2.50        $1.38
   Fourth                $1.69        $0.63        $2.50        $1.25

The above quotes for the fiscal years ended September 30, 1998 and 1997 represent the high and low prices on The Nasdaq SmallCap market that were provided by Nasdaq. As of December 14, 1998, there were 361 shareholders of record.

DIVIDEND POLICY

Certain of the Company's debt agreements prohibit the payment of dividends. To date, Destron has not paid any cash dividends on its Common Stock, and it does not anticipate doing so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended September 30, 1998, which are derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited. The consolidated financial statements and notes thereto as of September 30, 1998 and 1997, and for the years ended September 30, 1998, 1997 and 1996, and the report of Arthur Andersen LLP thereon are included elsewhere in this Annual Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                   Fiscal Years Ended September 30
                                      ------------------------------------------------------
(in thousands except per share data)     1998        1997        1996        1995       1994
                                      ---------   ---------   ---------   ---------   --------
STATEMENT OF OPERATIONS DATA:

   Total revenue                      $ 12,601    $ 12,889    $ 10,830    $ 16,234    $ 9,652

   Gross margin                          3,353       4,311       2,296       5,745      4,263

   Income (loss) from operations        (1,980)       (772)     (3,855)        695        131

   Net income (loss)                    (1,980)       (772)     (3,855)        661        491

   Net income (loss) per
     common share                        (0.15)      (0.06)      (0.33)       0.06       0.05


BALANCE SHEET DATA:

   Working capital                    $  1,407    $  5,566    $  1,264    $    893    $ 1,068

   Total assets                         11,563      12,682      13,022      13,496      8,519

   Current liabilities                   6,170       2,923       7,038       7,111      2,640

   Long-term debt obligations,
      net of current portion               677       3,121       1,688         281      1,538

   Shareholders' equity                  4,716       6,638       4,296       6,104      4,341

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Revenue in fiscal 1998 of $12,601,000 was 2% lower than the $12,889,000 recorded in fiscal 1997. Overall, revenues from electronic products declined 6% in fiscal 1998 although gains occurred in sales to the United States fisheries industry and the United Kingdom companion animal market. These increases were offset by lower shipments to the European continent and to Japan. Revenue from visual identification products was up 3% from fiscal 1997 primarily because of increased unit sales.

Gross profit as a percentage of revenue was 27% compared to 33% in the prior year. The lower margins in fiscal 1998 resulted from rework costs incurred to improve the operating performance of electronic readers through replacement and upgrades of components. Additionally, costs increased because of a program to exchange, without charge, electronic readers at certain animal shelters in the United States. The margins reported from the sale of visual identification products also declined in fiscal 1998 because of changes in the mix of products sold and lower manufacturing efficiency.

Selling, general and administrative expenses increased to $3,774,000 in fiscal 1998 from $3,651,000 in fiscal 1997. Selling expenses increased during the year as a result of additions to the sales staff and increased domestic and international travel expense. Such increases were offset by lower general and administrative expenses resulting from reduced investor relations activities and lower legal fees, primarily related to reduced patent litigation costs.

Research and development expenses were $1,017,000 in fiscal 1998 compared to $870,000 in the previous year. The higher spending in fiscal 1998 primarily results from the salaries of new personnel and increased use of outside engineering resources that were retained to develop enhanced scanning products for the United States fisheries industry.

Interest and other expenses of $542,000 remained relatively unchanged between fiscal 1998 and 1997.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenue in fiscal 1997 was $12,889,000 which represented a 19% increase over the $10,830,000 recorded in fiscal 1996. Revenue from the sale of electronic products increased 30% principally because of higher sales volume in the United States fisheries market and the introduction of electronic products into the companion animal market in Japan. Revenue from visual identification products rose 8% over fiscal 1996 as a result of price increases and higher unit volumes.

Gross profit as a percentage of revenue for fiscal 1997 was 33% compared to 21% in the prior year. The improvement in gross margins resulted from a more profitable mix of electronic and visual products combined with higher margins on the sales of electronic readers and an increase in unit prices of certain visual identification products. Also, in fiscal 1996, as noted below, the Company incurred significant costs to retrofit and update certain reader technologies. These costs were less significant in fiscal 1997.

Selling, general and administrative expenses declined by 27% to $3,651,000 from $4,972,000 in fiscal 1996, in part due to a $400,000 reduction in legal fees in fiscal 1997. Additionally, in fiscal 1996, charges of $1,043,000 were recorded for the amortization of electronic readers provided under a marketing and distribution agreement, with no similar amortization expenses incurred in fiscal 1997. Selling expenses remained relatively unchanged between fiscal 1997 and 1996.
Research and development expenses of $870,000 in fiscal 1997 were 9% lower than the previous year's $955,000. The decrease primarily resulted from lower outside production development expenses.

Interest and other expenses of $562,000 increased in fiscal 1997 compared to $224,000 for the prior year, partially due to the collection in fiscal 1996 of an indebtedness that had been charged to expense in a prior fiscal year. Further, in fiscal 1997, the Company recognized certain imputed interest on an outstanding balance payable to a vendor. This balance was converted into a term note in June 1997. (See "Liquidity and Capital Resources.")

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at September 30, 1998 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for the next 12 months. Also see discussion below regarding additional liquidity and cash flow considerations.

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

The Company's operating activities used $212,000 during fiscal 1998, $43,000 in fiscal 1997, and $2,272,000 in fiscal 1996, primarily to finance the net losses incurred in each of those years. Net cash used in 1998 operations also reflects increases in accounts receivable and deposits on purchase commitments to a vendor. In fiscal 1998 and 1997, cash flow from operating activities was also affected by depreciation and amortization and decreases in inventories.
Further, fiscal 1998 funding benefitted from down payments from certain customers on new orders placed with the Company. In fiscal 1996, an additional use of cash in operations was for the increase in inventories. This was offset by depreciation and amortization, reductions in accounts receivable, increases in accounts payable and accrued liabilities and the collection of royalties receivable.

The Company's investing activities used $268,000, $192,000 and $261,000 for the purchase of fixed assets in fiscal 1998, 1997 and 1996 respectively. The Company expects to expend approximately $300,000 for fixed asset additions in fiscal 1999.

In fiscal 1998, the Company's financing activities used net cash of $491,000. Funds were provided by an increase in net borrowings on the bank line of credit of $905,000 and were used to repay long-term obligations of $1,454,000. In fiscal 1997 and 1996, the Company's financing activities provided net cash of $1,271,000 and $2,483,000, respectively. Primary sources of cash included the issuance of common stock in private placements and borrowings under long-term obligations and lines of credit. These were offset by repayments on long-term obligations in each year, as well as a $493,000 net reduction in bank line of credit borrowings in fiscal 1997.

As of September 30, 1998, the Company had net working capital of $1,407,000 with a current ratio of 1.2 to 1.0, which represents a $4,159,000 decrease in working capital from September 30, 1997.

In January 1997, the Company sold an aggregate of 650,000 shares of common stock to two United States investors for gross proceeds of $1.3 million. Also in January 1997, the Company sold an aggregate of 1,000,000 shares of common stock in a private placement to three foreign investors pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $2,000,000.

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (1 3/4 %). At September 30, 1998, the Company had outstanding borrowings of $1,278,000 under the facility and had a total maximum availability under the borrowing formula of $2,079,000. The new revolving credit facility replaces a previous credit line agreement with a bank, and it has been used for general corporate working capital needs.

In June 1997, the Company completed an agreement with a vendor whereby a $4,290,000 trade payable was converted into an unsecured promissory note. The note provides for monthly payments of $175,000 in fiscal 1999. An additional principal payment of $600,000 was required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement.
The note bears interest at 9.25% per annum as of September 30, 1998, with a scheduled increase to 11.25% per annum at the beginning of fiscal year 1999.
The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999.

In August 1998, the Company advised the vendor it could not comply with the original payment schedule of the promissory note and requested that the vendor reschedule the terms of the note to lower the monthly payment, retain the present interest rate and extend the payment schedule by 52 months. Beginning in September 1998, the Company unilaterally reduced the monthly payment to $50,000 and, in October, it did not make the required $600,000 payment. To date, there has been no definitive response to the Company's request to restructure the terms of the promissory note.

In July 1998, the Company retained investment bankers to assist the Company in exploring strategic alternatives for increasing shareholder value. The potential alternatives could include, among others, the sale of the Company or a division, locating a strategic investor, or making a strategic acquisition.

As discussed above and as reflected in the financial statements included in this Annual Report, the Company incurred a net loss of $1,980,000 for the year ended September 30, 1998, and also experienced negative cash flow from operations. In addition, the Company has not complied with certain payment terms on its vendor note payable, as discussed previously, and could also be placed in default on its line-of-credit agreement based on the status of the vendor note. Additionally, the Company's current line of credit agreement is effective through June 30, 1999, and although management expects to be able to renew the agreement, there can be no assurance that a renewal agreement with acceptable terms will be reached. Fiscal 1999 cash flow projections are dependent on the availability of an operating line of credit with sufficient borrowing base and achievable financial covenants from the present lender or another financing source.

As a result of these events and conditions, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1998 contains a modification which indicates substantial doubt about the Company's ability to continue as a going concern.

Management believes that agreements will be reached with the above-mentioned vendor to restructure the outstanding note, and with the lender to renew the line of credit agreement, and that cash available under the line of credit and provided by operations will provide sufficient liquidity through at least fiscal 1999. However, there can be no assurance that the Company will be able to achieve these plans.

In November 1998, the Company received notice from Nasdaq that the Company's common stock would be delisted from the Nasdaq Small Cap Market if the closing bid price does not trade above $1.00 for 10 consecutive trading days prior to February 17, 1999. The Company is currently evaluating plans to comply with this requirement including the possibility of a reverse stock split that would convert up to five (5) shares of currently issued and outstanding shares of common stock into one (1) issued and outstanding share of common stock.

YEAR 2000

During fiscal 1997 and 1998, the Company undertook a comprehensive review of its computer systems and related software to ensure that all systems would properly recognize Year 2000 and continue to process data. The review encompassed information technology systems, significant third party relationships and manufactured product lines.

Based upon this internal assessment, the Company upgraded major portions of its information systems during the first quarter of fiscal 1998 to ensure Year 2000 compliance. The cost of the evaluation and replacement of certain business systems did not have a significant impact on the Company's results of operations. The cost of approximately $100,000 was funded through operating cash flows. These costs were attributable primarily to the purchase of new software and equipment and were expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets.

The Company is currently in the process of evaluating the year 2000 preparedness of its customers, suppliers and service providers, by soliciting representations and assurances from such third parties. If these representations prove to be inadequate, the Company's business, financial condition and results of operations could be adversely affected. With regard to its manufactured electronic products, the Company believes that its embedded technologies are Year 2000 compliant.

As of the date of this annual report, the Company also is in the process of preparing contingency plans to address any remaining exposures to Year 2000 matters, after consideration of the above plans. There can be no assurance that these plans will successfully mitigate all Year 2000 risks.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998, the Company did not have any market risk exposure categories, as defined in Item 305 of Regulation S-K, and therefore, no related market risks.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on page F-1 hereto.

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

                                     III

ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO FINANCIAL STATEMENTS

                                                                        Page Reference
                                                                        --------------
Consolidated Balance Sheets as of September 30, 1998 and 1997                 F-1
Consolidated Statements of Operations for the Years Ended
    September 30, 1998, 1997 and 1996.                                        F-2
Consolidated Statements of Shareholders' Equity for the Years Ended
    September 30, 1998, 1997 and 1996                                         F-3
Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1998, 1997 and 1996                                         F-4
Notes to Consolidated Financial Statements                                    F-5
Report of Independent Public Accountants                                      F-15


------------------------

(a)(3) EXHIBITS

Exhibit
Number                                Description
---------                             -----------
     3.1 Certificate of Incorporation of Destron/IDI, Inc., a Delaware corporation. Filed as Exhibit 3.3 to the Company's S-4 Registration Statement ("S-4 Registration Statement") declared effective by the Securities and Exchange Commission ("Commission") on October 12, 1993.

     3.2       Bylaws of Destron/IDI, Inc., a Delaware corporation.  Filed as
               Exhibit 3.4 to the Company's S-4 Registration Statement.

     3.3 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994. Filed as
               Exhibit 3.5 to the Company's 1995 Annual Report on Form 10-KSB.

Exhibit
Number                                Description
---------                             -----------
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

Exhibit
Number                                Description
---------                             -----------
     10.19 License Agreement between the Company and Anitech Identification Systems, Inc., dated February 1, 1990. Filed as Exhibit 10(af) to the Company's Form 10 Registration Statement.

     10.20 Distribution Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ag) to the Company's Form 10 Registration Statement

     10.21 Development Agreement between the Company and Animal Electronics ID Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ah) to the company's Form 10 Registration Statement

     10.22 Basic Ordering Agreement between the Company and Nippon ID System Co., Ltd. dated April 27, 1990. Filed as Exhibit 10(ai) to the Company's Form 10 Registration Statement.

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

     10.32 Promissory Note, dated June 1, 1997, with Hughes Microelectronics Europa Espana S.A. Filed as Exhibit 10.32 to the Company's 1997 Annual Report on Form 10-K.

     10.33 Loan and Security Agreement, dated June 25, 1997, with Coast Business Credit. Filed as Exhibit 10.33 to the Company's 1997 Annual Report on Form 10-K.

     21.1      List of subsidiaries of Destron Fearing Corporation.  Filed as
               Exhibit 22.1 to the Company's 1995 Annual Report on Form 10-KSB.

     23.1      * Consent of Arthur Andersen LLP.

     27.1      * Financial Data Schedule.

-----------------------

* Filed herewith.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1998 or during the period from the end of that quarter to the date of this Annual Report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DESTRON FEARING CORPORATION

Date:   December 21, 1998
                                  By:  /s/ Randolph K. Geissler
                                       -------------------------------
                                       Randolph K. Geissler, Chief Executive
                                       Officer, Chairman, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                         Date
--------------------------    ----------------------          -----------------
/s/ Randolph K. Geissler      Chief Executive Officer,        December 21, 1998
------------------------      Chairman, President
Randolph K. Geissler          and Director

/s/ Thomas J. Ahmann          Vice President, Chief           December 21, 1998
------------------------      Financial Officer, Secretary,
Thomas J. Ahmann              Treasurer and Principal
                              Accounting Officer

/s/ John R. Beattie           Director                        December 21, 1998
------------------------
John R. Beattie


/s/ Stanley Goldberg          Director                        December 21, 1998
------------------------
Stanley Goldberg


/s/ David A. Henderson        Director                        December 21, 1998
------------------------
David A. Henderson


/s/ Richard E. Jahnke         Director                        December 21, 1998
------------------------
Richard E. Jahnke


/s/ Gary S. Kohler            Director                        December 21, 1998
------------------------
Gary S. Kohler


/s/ Kenneth D. Larson         Director                        December 21, 1998
------------------------
Kenneth D. Larson


/s/ Thomas J. Patin           Director                        December 21, 1998
------------------------
Thomas J. Patin


/s/ Douglas M. Pihl           Director                      December 21, 1998
------------------------
Douglas M. Pihl

                 DESTRON FEARING CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                              As of September 30

                                                                       1998            1997
                                                                 --------------  --------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                           $    104,000    $  1,075,000
   Accounts receivable, net of allowance for doubtful accounts
     of $134,000 and $127,000                                        2,212,000       1,911,000
   Inventories                                                       4,753,000       5,292,000
   Vendor deposits                                                     475,000         162,000
   Prepaid expenses and other current assets                            33,000          49,000
                                                                  -------------   -------------
               Total current assets                                  7,577,000       8,489,000

PROPERTY AND EQUIPMENT, net                                          1,922,000       2,001,000

GOODWILL, net                                                        1,917,000       2,001,000

OTHER ASSETS, net                                                      147,000         191,000
                                                                  -------------   -------------
                                                                  $ 11,563,000    $ 12,682,000
                                                                  -------------   -------------
                                                                  -------------   -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                                 $  1,278,000    $    373,000
   Accounts payable                                                    988,000         524,000
   Customer deposits                                                   865,000               -
   Accrued liabilities                                                 495,000         472,000
   Current portion of long-term obligations                          2,544,000       1,554,000
                                                                  -------------   -------------
               Total current liabilities                             6,170,000       2,923,000

LONG-TERM OBLIGATIONS, net of current portion                          677,000       3,121,000
                                                                  -------------   -------------
               Total liabilities                                     6,847,000       6,044,000
                                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
     13,354,000 and 13,294,000 shares issued and outstanding           134,000         133,000
   Additional paid-in capital                                       19,846,000      19,789,000
   Accumulated deficit                                             (15,264,000)    (13,284,000)
                                                                  -------------   -------------
               Total shareholders' equity                            4,716,000       6,638,000
                                                                  -------------   -------------
                                                                  $ 11,563,000    $ 12,682,000
                                                                  -------------   -------------
                                                                  -------------   -------------

               The accompanying notes are an integral part of these consolidated balance sheets.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                        For the Years Ended September 30

                                              1998             1997             1996
                                          -------------    -------------    -------------
NET SALES                                 $ 12,601,000     $ 12,889,000     $ 10,830,000
                                          -------------    -------------    -------------
COSTS AND EXPENSES:
  Cost of sales                              9,248,000        8,578,000        8,534,000
  Selling, general and administrative        3,774,000        3,651,000        4,972,000
  Research and development                   1,017,000          870,000          955,000
  Interest expense and other                   542,000          562,000          224,000
                                          -------------    -------------    -------------
             Total costs and expenses       14,581,000       13,661,000       14,685,000
                                          -------------    -------------    -------------
NET LOSS                                  $ (1,980,000)    $   (772,000)    $ (3,855,000)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------
BASIC AND DILUTED LOSS PER
  COMMON SHARE
                                          $      (0.15)    $      (0.06)    $       (.33)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING
                                            13,315,000       12,886,000       11,520,000
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

               The accompanying notes are an integral part of these consolidated financial statements.

                        DESTRON FEARING CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Shareholders' Equity

                    For the Years Ended September 30, 1998, 1997 and 1996

                                                                   Common Stock        Additional                      Total
                                                              ---------------------     Paid-In      Accumulated    Shareholders'
                                                                Shares      Amount      Capital        Deficit        Equity
                                                              ----------   --------   -----------   -------------   -------------
BALANCE, September 30, 1995                                   10,982,000   $110,000   $14,651,000   $ (8,657,000)   $6,104,000
   Issuance of common stock in private placement                 625,000      6,000     1,994,000              -     2,000,000
   Issuance of common stock upon exercise of stock options        34,000          -        47,000              -        47,000
   Net loss                                                            -          -             -     (3,855,000)   (3,855,000)
                                                              ----------   --------   -----------   -------------   -------------
BALANCE, September 30, 1996                                   11,641,000    116,000    16,692,000    (12,512,000)    4,296,000
   Issuance of common stock in private placements              1,650,000     17,000     3,092,000              -     3,109,000
   Issuance of common stock upon exercise of stock options         3,000          -         5,000              -         5,000
   Net loss                                                            -          -             -       (772,000)     (772,000)
                                                              ----------   --------   -----------   -------------   -------------
BALANCE, September 30, 1997                                   13,294,000    133,000    19,789,000    (13,284,000)    6,638,000
   Issuance of common stock upon exercise of stock options
      and warrants                                                60,000      1,000        57,000              -        58,000
   Net loss                                                            -          -             -     (1,980,000)   (1,980,000)
                                                              ----------   --------   -----------   -------------   -------------
BALANCE, September 30, 1998                                   13,354,000   $134,000   $19,846,000   $(15,264,000)   $4,716,000
                                                              ----------   --------   -----------   -------------   -------------
                                                              ----------   --------   -----------   -------------   -------------

               The accompanying notes are an integral part of these consolidated financial statements.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        For the Years Ended September 30

                                                                          1998            1997            1996
                                                                     ------------     -----------     ------------
OPERATING ACTIVITIES:
   Net loss                                                          $(1,980,000)     $ (772,000)     $(3,855,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities-
         Depreciation and amortization                                   475,000         494,000        1,536,000
         Equity in income of joint venture and other                           -         225,000          (14,000)
         Change in operating items:
            Accounts receivable                                         (301,000)       (895,000)         807,000
            Inventories                                                  539,000       1,927,000       (2,079,000)
            Vendor deposits                                             (313,000)       (162,000)               -
            Prepaid expenses and other current assets                     16,000         (21,000)          33,000
            Royalties receivable                                               -               -          402,000
            Accounts payable and accrued liabilities                     487,000        (839,000)         898,000
            Customer deposits                                            865,000               -                -
                                                                     ------------     -----------     ------------
               Net cash used in operating activities                    (212,000)        (43,000)      (2,272,000)
                                                                     ------------     -----------     ------------
INVESTING ACTIVITIES:
   Purchase of fixed assets                                             (268,000)       (192,000)        (261,000)
   Change in other assets                                                      -               -           27,000
                                                                     ------------     -----------     ------------
               Net cash used in investing activities                    (268,000)       (192,000)        (234,000)
                                                                     ------------     -----------     ------------
FINANCING ACTIVITIES:
   Issuance of common stock, net                                          58,000       3,114,000        2,047,000
   Borrowings under long-term obligations                                      -               -        1,558,000
   Repayments of long-term obligations                                (1,454,000)     (1,350,000)      (1,550,000)
   Net borrowings (repayments) on bank lines of credit                   905,000        (493,000)         428,000
                                                                     ------------     -----------     ------------
               Net cash provided by (used in) financing activities      (491,000)      1,271,000        2,483,000
                                                                     ------------     -----------     ------------
NET CHANGE IN CASH                                                      (971,000)      1,036,000          (23,000)

CASH, beginning of year                                                1,075,000          39,000           62,000
                                                                     ------------     -----------     ------------
CASH, end of year                                                        104,000      $1,075,000      $    39,000
                                                                     ------------     -----------     ------------
                                                                     ------------     -----------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                     $   549,000      $  512,000      $   448,000
                                                                     ------------     -----------     ------------
                                                                     ------------     -----------     ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Readers provided under marketing agreement                        $         -     $         -      $   165,000
                                                                     ------------     -----------     ------------
                                                                     ------------     -----------     ------------
   Conversion of trade payable to term loan                          $         -     $ 4,290,000      $         -
                                                                     ------------     -----------     ------------
                                                                     ------------     -----------     ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


1.   DESCRIPTION OF BUSINESS AND GOING CONCERN MATTERS:

DESCRIPTION OF BUSINESS

Destron Fearing Corporation (Destron or the Company) manufactures a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The Company's products are marketed primarily through a wide network of domestic and international distributors. In November 1993, the Company acquired Fearing Manufacturing Co., Inc. (Fearing), a 50-year-old company engaged in the manufacture of visual identification products for the livestock market.

GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $1,980,000 for the year ended September 30, 1998, and also experienced negative cash flow from operations. In addition, due to cash flow constraints, the Company has not complied with certain payment terms of its note payable to a significant vendor, including a default on a required $600,000 principal payment which was due on October 1, 1998, and reduced payments of certain regular monthly installments. The Company has had discussions with the vendor regarding restructuring of the note, and management believes that the vendor will not call for immediate repayment of these borrowings. However, there can be no assurance that such forbearance will continue. In the event the vendor does call for repayment of the note, the Company may be unable to satisfy the obligation in the normal course of business and would then be required to develop alternate plans for repayment.

Additionally, the Company's ability to meet its cash flow requirements in fiscal year 1999 is dependent on its ability to borrow funds under a short-term line-of-credit arrangement or potential alternate financing sources. The Company's current line-of-credit agreement is effective through June 30, 1999, and management believes that the Company will be able to renew this agreement under terms acceptable to the Company and its lender; however, there can be no assurance that a renewal agreement will be reached. At September 30, 1998, the Company was in compliance with the required covenants under the line-of-credit agreement, subject to satisfactory resolution of the current default status of the Company's vendor note payable, as discussed above. If the Company is not able to restructure the vendor note and further defaults on that note occur, the Company could also be placed in default on its line-of-credit under certain cross-default provisions in the line-of-credit agreement.

Management's plans to address the above matters include negotiations regarding restructuring of its vendor note payable, as well as continuing negotiations with its lender regarding extension of the Company's credit facility beyond June 30, 1999, along with acceptable terms and covenants. Management believes that such agreements will be reached, and that cash available under the line of credit, in conjunction with cash provided from operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that such plans will be successful. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes product revenue, net of estimated returns, at the time the products are shipped.

INVENTORIES

Inventories consist of materials, labor and overhead and are valued at the lower of first-in, first-out cost, or market. Inventories consisted of the following at September 30:

                                           1998                1997
                                        ----------          ----------
          Raw materials                 $2,481,000          $2,354,000
          Finished goods                 2,272,000           2,938,000
                                        ----------          ----------
                     Total              $4,753,000          $5,292,000
                                        ----------          ----------
                                        ----------          ----------

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the lower of cost or net realizable value. Depreciation and amortization are recorded on a straight-line basis over the following useful lives:

          Building                                           30 years
          Improvements                                    10-20 years
          Equipment                                        7-10 years
          Furniture and fixtures                              7 years

Fixed assets consisted of the following at September 30:

                                                          1998           1997
                                                      ------------    ----------
          Land, building and improvements             $ 1,351,000     $1,349,000
          Equipment                                     1,541,000      1,378,000
          Furniture and fixtures                          357,000        254,000
                                                      ------------    ----------
                                                        3,249,000      2,981,000
          Accumulated depreciation and amortization    (1,327,000)      (980,000)
                                                      ------------    ----------
                                                      $ 1,922,000     $2,001,000
                                                      ------------    ----------
                                                      ------------    ----------

GOODWILL AND OTHER ASSETS

Goodwill represents the excess of the purchase price of Fearing (see Note 1) over the fair value of its net assets, and is being amortized on a straight-line basis over 30 years. Other assets consist primarily of patents and licenses related to the Company's technologies, which are being amortized over their estimated useful lives of 17 to 20 years. Total accumulated amortization of these other assets was $892,000 and $766,000 as of September 30, 1998 and 1997.

The Company periodically evaluates whether events or circumstances indicate that the carrying values of goodwill and other assets may not be recoverable, or whether the remaining estimated useful lives should be revised. The Company's evaluation at September 30, 1998 indicated that no impairment write-down was necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of long-term obligations approximated carrying value at September 30, 1998 and 1997. The fair values of all other financial instruments also approximated carrying value at September 30, 1998 and 1997, due to the short maturities of those instruments.

WARRANTIES

The Company provides various warranties on certain of its products. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, and utilizing historical experience.

RESEARCH AND DEVELOPMENT

Research and development costs consist primarily of salaries, supplies and other direct costs and are charged to expense as incurred.

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

NET LOSS PER COMMON SHARE

Net loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist primarily of stock options granted to employees, directors and others, and outstanding warrants.

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share." SFAS No. 128 established new accounting standards for computing and presenting earnings (loss) per share data (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding potentially dilutive securities. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. In the Company's calculations, the impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding as the effect would be antidilutive. As a result, basic and diluted EPS are equal for all periods presented in the accompanying consolidated statements of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires that public business enterprises report information about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of SFAS No. 131 and will adopt the disclosure requirements in fiscal year 1999 when required.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, amortization periods for goodwill and other assets, useful lives of property and equipment, warranty reserves and others. Ultimate results could differ from those estimates.

3.   LINES OF CREDIT AND LONG-TERM OBLIGATIONS:

LINES OF CREDIT

Through May 1997, the Company maintained a $5,000,000 line-of-credit agreement with a bank. In June 1997, the Company replaced this line of credit with a $3,000,000 revolving credit facility with a different institution. This credit facility bears interest at the greater of 8% or prime plus 1.75%, payable monthly, and carries a commitment fee equal to 3/4% of the unused portion of the commitment under the facility. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable and inventories ($2,079,000 at September 30, 1998). The agreement is effective through June 30, 1999, with certain provisions for extension of the maturity date, and is collateralized by accounts receivable, inventories, property and equipment, and intangibles.

The following information relates to these credit facilities for the years ended September 30:

                                                        1998             1997
                                                    -----------      -----------
Balance outstanding at end of year                  $1,278,000       $  373,000
Maximum amount outstanding during the year           2,083,000        1,276,000
Average borrowings during the year                   1,234,000          346,000
Weighted average interest rate during the year           10.25%            9.6 %
Interest rate at end of year                             10.25%           10.25%


The Company's current credit facility contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. As discussed in Note 1, the Company was in compliance with all such covenants at September 30, 1998, with the exception of its current default status on its vendor note payable.

LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30:

                                                                           1998         1997
                                                                        ----------    ----------
Note payable to vendor (see below)                                      $2,488,000    $3,891,000
Note payable, interest at 8.98%, payable in monthly installments of principal and interest through March 2001 with a balloon
   payment of approximately $533,000 due April 2001; collateralized
   by real estate                                                          598,000       622,000
Noncompete obligation; interest at 9%                                      135,000       162,000
                                                                        ----------    ----------
               Total long-term obligations                               3,221,000     4,675,000
Less- Current portion of long-term obligations                           2,544,000     1,554,000
                                                                        ----------    ----------
               Long-term obligations, net of current portion            $  677,000    $3,121,000
                                                                        ----------    ----------
                                                                        ----------    ----------

In June 1997, the Company converted a $4,290,000 trade payable into an unsecured term note. The note bears interest at 9.25% as of September 30, 1998, with a scheduled increase to 11.25% at October 1, 1998. Monthly principal and interest payments of $175,000 are required in fiscal year 1999, with an additional principal payment of $600,000 that was due in October 1998. As discussed in Note 1, the Company failed to make the $600,000 payment and is attempting to restructure the note agreement while making reduced monthly principal payments in the interim. All amounts outstanding under this vendor note payable are classified as current in the accompanying September 30, 1998 consolidated balance sheet.

Future maturities of long-term obligations are as follows as of September 30, 1998:

          1999                                              $2,544,000
          2000                                                  62,000
          2001                                                 576,000
          2002                                                  38,000
          2003                                                   1,000
                                                            ----------
                                                            $3,221,000
                                                            ----------
                                                            ----------

4.   PRIVATE PLACEMENTS OF COMMON STOCK:

In January 1997, the Company completed private placements of 1,000,000 and 650,000 shares of common stock for $2 per share, for net proceeds of $3,109,000. The proceeds were used to repay outstanding indebtedness and to provide working capital for operations.

5.   STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The Company has established an Employee Stock Option Plan (the Employee Plan), a Nonemployee Director Stock Option Plan (the Nonemployee Director Plan), and a Consultant Stock Option Plan (the Consultant Plan).

The Employee Plan authorizes the grant of options to purchase an aggregate of up to 2,300,000 shares of common stock. All persons who are employees of the Company, including directors who are also employees, are eligible to participate. The plan provides for the grant of incentive stock options (ISOs), as defined in the Internal Revenue Code (the Code), and nonincentive stock options (NSOs). Options under this plan are granted at the discretion of a committee of the Company's board of directors.

The Nonemployee Director Plan authorizes the grant of NSOs to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director is granted an option to purchase 15,000 shares of common stock when elected or appointed to the board of directors and receives an option to purchase an additional 2,500 shares of common stock upon each reelection to the Company's board of directors. Options are granted at exercise prices equal to the fair market value of the common stock at the date of grant, and vesting terms are determined by the board of directors or its designee.

The Consultant Plan authorizes the grant of options to purchase an aggregate of 500,000 shares of common stock to consultants of the Company who may be directors, but not employees of the Company. Stock options granted under the Consultant Plan are administered by a committee of the board of directors, which determines the grants, exercise prices, number of shares and vesting terms.

The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal years 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                     1998          1997           1996
                                                 ------------   -----------   ------------
Net loss:
   As reported                                   $(1,980,000)   $ (772,000)   $(3,855,000)
   Pro forma                                      (2,258,000)   (1,082,000)    (4,025,000)

Net loss per common share (basic and diluted):
   As reported                                   $     (0.15)   $    (0.06)   $     (0.33)
   Pro forma                                           (0.17)        (0.08)         (0.35)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair values of options granted in fiscal years 1998, 1997 and 1996 were $0.93, $1.73 and $2.56. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1998, 1997 and 1996, respectively: risk-free interest rates of 5.6%, 6.4% and 5.7%; expected volatility of 74%, 78% and 76%; and expected lives of four years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain any earnings for use in operations.

Shares subject to option are summarized as follows, with per share exercise prices presented in the currency in which they were denominated, without conversion:

                                                Weighted      Non-     Weighted
                                    Incentive   Average    qualified   Average
                                      Stock     Exercise     Stock     Exercise
                                     Options     Price      Options     Price
                                    ---------   --------   --------    --------
Balance, September 30, 1995          241,500     $1.83     185,000      $1.96
   Granted                           235,000      4.25       7,500       4.63
   Exercised                          (9,750)     2.13     (25,000)      1.08
                                    ---------   --------   --------    --------

Balance, September 30, 1996          466,750      3.04     167,500       2.21
   Granted                           210,000      3.00      50,000       2.12
   Exercised                          (2,500)     2.13           -       -
   Forfeited or canceled              (2,000)     2.13     (20,000)      2.45
                                    ---------   --------   --------    --------

Balance, September 30, 1997          672,250      3.04     197,500       2.17
   Granted                           215,000      1.69      57,500       0.99
   Exercised                               -      -         (5,000)      0.69
   Forfeited or canceled             (28,750)     3.49          -        -
                                    ---------   --------   --------    --------
Balance, September 30, 1998          858,500     $2.68     250,000      $1.93
                                    ---------   --------   --------    --------
                                    ---------   --------   --------    --------
Options exercisable at:
   September 30, 1998                541,000     $2.76     250,000      $1.93
                                    ---------   --------   --------    --------
                                    ---------   --------   --------    --------
   September 30, 1997                384,000     $2.69     197,500      $2.17
                                    ---------   --------   --------    --------
                                    ---------   --------   --------    --------
   September 30, 1996                236,583     $2.39     167,500      $2.21
                                    ---------   --------   --------    --------
                                    ---------   --------   --------    --------

Additional information regarding stock options outstanding and exercisable at September 30, 1998 is as follows:

                                        Options Outstanding            Options Exercisable
                              -------------------------------------   ----------------------
                                                        Weighted
                                            Weighted     Average                    Weighted
                  Range of                  Average     Remaining                   Average
   Option         Exercise      Options     Exercise   Contractual      Options     Exercise
    Type           Prices     Outstanding    Price     Life (Years)   Exercisable     Price
------------    -----------   -----------   --------   ------------   -----------   ---------
Incentive       $0.88-$2.13     423,500      $1.66         7.2          262,250      $1.64
                $3.00-$4.56     435,000       3.68         7.7          278,750       3.81
                -----------     -------      -----         ---          -------      ------
                $0.88-$4.56     858,500      $2.68         7.5          541,000      $2.76
                -----------     -------      -----         ---          -------      ------
                -----------     -------      -----         ---          -------      ------

Nonqualified    $0.69-$1.94      90,000      $1.30         8.9           90,000      $1.30
                $2.13-$4.63     160,000       2.28         3.0          160,000       2.28
                -----------     -------      -----         ---          -------      ------
                $0.69-$4.63     250,000      $1.93         5.1          250,000      $1.93
                -----------     -------      -----         ---          -------      ------
                -----------     -------      -----         ---          -------      ------

WARRANTS

Warrants to purchase 528,000 and 742,000 shares of the Company's common stock at prices ranging from $1.00 to $4.81 were outstanding at September 30, 1998 and 1997. The warrants are exercisable at various times through January 2002.

6.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

Destron has been a party to litigation in which it asserted infringement by a competitor of one of the Company's patents related to certain of its technologies. The defendants asserted that the patent was not infringed, was invalid and was unenforceable. The defendants also asserted antitrust and unfair competition claims against the Company and Hughes Aircraft Company (now a division of Raytheon Company).

On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent, awarding damages of approximately $444,000. The defendants appealed the verdict, and on July 24, 1997, the appellate court affirmed the trial court's judgment. Additionally, on November 7, 1997, the trial court ruled that there had been no inequitable conduct on the part of Destron in connection with the issuance of the patent and, as such, upheld the validity and enforceability of the patent. On February 9, 1998, the court entered a judgment confirming the previous finding of no inequitable conduct. An appeals court hearing was held on December 8, 1998 in these matters, and a decision on the appeal is expected in early 1999. Although there can be no assurance regarding the ultimate outcome of this litigation, the Company and its legal counsel continue to believe that the litigation will not have a significant adverse impact on the Company's future financial position, cash flows, or results of operations.

On April 21, 1997, the defendants in the above litigation filed suit against the Company, alleging patent infringement and unfair competition on the part of the Company, among other matters. As a result of the favorable ruling in the above-described lawsuit on February 9, 1998, this litigation has been stayed pending the court's final judgment in the other suit. Although management is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that the ultimate resolution of the litigation will not have a significant adverse impact on the Company's future financial position, cash flows, or results of operations; however, there can be no assurance of the ultimate outcome.

EMPLOYEE BENEFIT PLAN

The Company has a tax-deferred employee savings plan which was established in accordance with Section 401(k) of the Code. The plan covers all employees of the Company. Participants may contribute up to 15% of their annual compensation on a before-tax basis, subject to certain limits. The Company may elect to make matching and/or discretionary contributions to the Plan.

7.   INCOME TAXES:

As of September 30, 1998 and 1997, the Company had approximately $9.5 million and $7.8 million of net operating loss (NOL) carryforwards. Further, the Company has approximately $130,000 of research and development tax credits available to offset future federal tax, subject to limitations for alternative minimum tax. The NOL and credit carryovers expire from 2004 through 2018 and are subject to examination by the tax authorities. Approximately $1.5 million of the $9.5 million of NOL carryforwards at September 30, 1998 relates to the exercise and subsequent sale of stock options. The tax benefit of approximately $555,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that a change in ownership has occurred since the NOLs were generated.

The components of deferred income taxes at September 30 were as follows:

                                                        1998           1997
                                                    ------------   ------------
          Net operating loss carryforwards          $ 3,392,000    $ 2,785,000
          Other, net                                    160,000         32,000
          Less- Valuation allowance                  (3,552,000)    (2,817,000)
                                                    ------------   ------------
                                                    $         -    $         -
                                                    ------------   ------------
                                                    ------------   ------------

The Company has determined that certain deferred tax benefits may not be realizable because such realization requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been established to eliminate the net deferred tax asset related to these items.

The reconciliation between income taxes using the statutory federal income tax rate and the recorded tax provision is as follows:

                                               1998         1997          1996
                                            ----------   ----------   ------------
          Federal taxes at
             statutory rate                 $(673,000)   $(262,000)   $(1,311,000)
          Effect of nonutilization of net
             operating losses and
             permanent differences            673,000      262,000      1,311,000
                                            ----------   ----------   ------------
          Tax provision                     $       -    $       -    $         -
                                            ----------   ----------   ------------
                                            ----------   ----------   ------------
          Effective rate                            -            -              -
                                            ----------   ----------   ------------
                                            ----------   ----------   ------------

8.   Export Sales and Significant Customers:

The Company generally sells its products at prices quoted in U.S. dollars to limit the risks associated with currency exchange rate fluctuations. Sales to locations outside of the United States are summarized as follows for the years ended September 30:

                                            1998         1997          1996
                                         ----------   ----------   ----------
          Europe                         $1,690,000   $2,575,000   $2,331,000
          Canada                            694,000      570,000      616,000
          Asia and other                    372,000      713,000      499,000
                                         ----------   ----------   ----------
          Total                          $2,756,000   $3,858,000   $3,446,000
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

For the year ended September 30, 1998, sales to one customer represented 18% of net sales. During the years ended September 30, 1997 and 1996, sales to two customers represented 16% and 10%, and 18% and 10% of net sales, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Destron Fearing Corporation:

We have audited the accompanying consolidated balance sheets of Destron Fearing Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Destron Fearing Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and experienced negative cash flow from operations. In addition, the Company has not complied with certain payment terms of a significant vendor note payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   November 9, 1998