Form 10-Q
period 1998-12-31
DESTRON FEARING CORP /DE/
filed 1999-02-10
CIK 881283

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                December 31, 1998

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


                               490 Villaume Avenue
                            South St. Paul, MN 55075
                                 (651) 455-1621
                    (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 10, 1999, there were 13,353,982 outstanding shares of Common
Stock.

                           DESTRON FEARING CORPORATION



                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1998


                                      INDEX


                                                                                                      PAGE
PART I -- FINANCIAL INFORMATION


               Item 1 --  Financial Statements                                                           3


               Item 2 --  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                     10


PART II -- OTHER INFORMATION

               Item 1 --  Legal Proceedings                                                             13


               Item 6 --  Exhibits and Reports on Form 8-K                                              15

               Signatures                                                                               16

        PART 1.  FINANCIAL INFORMATION

        Item 1.  FINANCIAL STATEMENTS
        DESTRON FEARING CORPORATION AND SUBSIDIARIES


        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
        DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
        (in thousands, except share and per share amounts)


        ASSETS                                        December 31,   September 30,
                                                         1998            1998
                                                         --------      --------
CURRENT ASSETS:
  Cash and cash equivalents                              $    240      $    104
  Accounts receivable, net                                  2,798         2,212
  Inventories, net                                          4,516         4,753
  Vendor deposits                                             637           475
  Prepaid expenses and other current assets                    36            33
                                                         --------      --------
      Total current assets                                  8,227         7,577

PROPERTY AND EQUIPMENT, net                                 1,999         1,922
GOODWILL, net                                               1,896         1,917
OTHER ASSETS, net                                             142           147

                                                         $ 12,264      $ 11,563
                                                         --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                         $  1,910      $  1,278
  Accounts payable                                            880           988
  Customer deposits                                           815           865
  Accrued liabilities                                         577           495
  Current portion of long-term obligations                  2,465         2,544
                                                         --------      --------
      Total current liabilities                             6,647         6,170

LONG-TERM OBLIGATIONS,
     net of current portion                                   662           677
                                                         --------      --------
      Total liabilities                                     7,309         6,847
                                                         --------      --------
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
        20,000,000 shares authorized;
        13,354,000 issued and outstanding                     134           134
      Additional paid-in capital                           19,846        19,846
      Accumulated deficit                                 (15,025)      (15,264)
                                                         --------      --------
     Total shareholders' equity                             4,955         4,716
                                                         --------      --------
                                                         $ 12,264      $ 11,563
                                                         --------      --------
                                                         --------      --------


                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1987
(in thousands, except per share amounts)

                                                   Three Months ended December 31,
                                                   -------------------------------
                                                          1998             1997
                                                        ---------       ---------
NET REVENUE                                              $4,062          $2,630
                                                        ---------       ---------
COSTS AND EXPENSES:
  Cost of sales                                           2,631           1,883
  Selling, general and administrative                       667             780
  Research and development                                  183             268
  Interest expense and other                                142             111
                                                        ---------       ---------
  Total costs and expenses                                3,823           3,042

INCOME (LOSS) BEFORE INCOME TAXES                           239            (412)

PROVISION FOR INCOME TAXES                                    0               0

NET INCOME (LOSS)                                         $ 239           ($412)
                                                        ---------       ---------
BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                                 $0.02          ($0.03)

WEIGHTED AVERAGE
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                    $13,354         $13,354
                                                        ---------       ---------
                                                        ---------       ---------


                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(in thousands)



                                                          Three Months Ended December 31
                                                          ------------------------------
                                                                1998            1997
                                                             ---------        ---------
OPERATING ACTIVITIES:
     Net income (loss)                                        $   239         $  (412)
     Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
          Depreciation and amortization                           116             133
          Changes in operating items:
               Accounts receivable                               (586)            (99)
               Inventories                                        237              45
               Vendor deposits                                   (162)           (515)
               Prepaid expenses and other current assets           (3)             16
               Accounts payable and accrued liabilities           (26)            498
               Customer deposits                                  (50)              0

               Net cash used in operating activities             (235)           (334)

INVESTING ACTIVITIES:
     Purchases of fixed assets                                   (167)            (89)

               Net cash used in investing activities             (167)            (89)
                                                              --------        --------
FINANCING ACTIVITIES:

     Repayments of long-term obligations                          (94)           (375)
     Net borrowings on bank line of credit                        632             695

               Net cash provided by financing activities          538             320
                                                              --------        --------
NET CHANGE IN CASH                                                136            (103)

CASH, beginning of period                                         104           1,075
                                                              --------        --------
CASH, end of period                                           $   240         $   972
                                                              --------        --------
                                                              --------        --------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                            $   139         $   120
                                                              --------        --------
                                                              --------        --------



                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997
(unaudited)
--------------------------------------------------------------------------------

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

2.     INVENTORIES

Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):


                                                       DECEMBER 31, 1998          SEPTEMBER 30, 1998
                                                       -----------------          ------------------

Raw materials                                                  $2,203                      $2,481
Finished goods                                                  2,313                       2,272
                                                              -------                     -------

       Total inventories                                       $4,516                      $4,753
                                                              -------                     -------
                                                              -------                     -------


3.     NET INCOME (LOSS) PER COMMON SHARE

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarter ended December 31 (in thousands, except per share amounts):



                                 QUARTER ENDED DECEMBER 31
                                 -------------------------
                                     1998        1997
                                   --------   --------

Net income (loss)                  $    239   ($   412)
                                   --------   --------
                                   --------   --------
Weighted average number of
common shares outstanding            13,354     13,294

Dilutive effect of stock options
and warrants after application
of the treasury stock method           --         --
                                   --------   --------
                                     13,354     13,294
                                   --------   --------
                                   --------   --------

Basic and diluted earnings
(loss) per common share            $   0.02   ($  0.03)
                                   --------   --------
                                   --------   --------


4.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131, which is effective for fiscal years beginning after December 15, 1997, requires that public business enterprises report information about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of SFAS No. 131 and will adopt the disclosure requirements in its annual report for fiscal year 1999, when required.

5.       LEGAL PROCEEDINGS

Colorado Patent Actions

On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase the Company's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings the issue of whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's `129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct. The defendants appealed this decision, and oral argument to the U.S. Court of Appeals or the Federal Circuit was held on December 8, 1998.

On January 26, 1999, the Court of Appeals entered an order affirming the U.S. District Court's decision that the Company had not engaged in inequitable conduct in obtaining the `129 patent and thus the patent was enforceable. The order of the Court of Appeals has the effect of continuing the permanent injunction entered by the United States District Court in Colorado which prohibits the defendants from manufacturing, using, selling, or offering to sell the transponders that violate the Company's `129 patent. The defendants may attempt to appeal to the United States Supreme Court the January 26, 1999 decision of the Court of Appeals.

Further, during the pendency of the first appeal, the Company pursued a contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt has also been appealed and upheld.

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

Minnesota Patent Actions

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

Since the Company was successful in obtaining an affirmance of the judgment of enforceability in the Colorado action, the Company's exposure, if any, in the Minnesota litigation may be reduced. As a result of the favorable ruling in the Colorado Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado action. The Company is now assessing its alternatives in the Minnesota Action in light of the January 26, 1999 decision of the Court of Appeals in the Colorado Action.

Minnesota Class Action

On January 28, 1999, a class action lawsuit was commenced against the Company in the United States District Court for the District of Minnesota on behalf of persons who were shareholders of record of the Company's common stock on December 29, 1998 and received the Company's Proxy Statement dated December 29, 1998 ("Proxy Statement") for the Company's annual meeting of stockholders to be held on January 29, 1999 ("Annual Meeting"). The complaint principally alleges violations of federal securities laws based on disclosures in the Proxy Statement. The plaintiffs allege that the Proxy Statement failed to inform the stockholders of their ability to exercise dissenters' rights in connection with the proposed reverse stock split described in the Proxy Statement. The Company believes the plaintiffs' case has no merit because the Proxy Statement is believed to contain a complete and accurate description of the proposed reverse stock split, including the absence of dissenters' rights.

In connection with the above-described class action lawsuit, on January 28, 1999, the plaintiffs filed a motion requesting an order that would prevent the Company from holding the Annual Meeting or, in the alternative, that would prevent it from holding the vote on the proposed reverse stock split. A hearing on the motion was held on January 29, 1999 in the United States District Court for the District of Minnesota. In a strongly worded order from the bench, Judge James M. Rosenbaum ruled in favor of the Company and denied plaintiffs' motion, which allowed the Company to hold the Annual Meeting as planned. The reverse stock split was authorized but hasn't been acted on as of the date of the filing of this 10-Q.

The Company intends to continue to vigorously defend this lawsuit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenue for the first quarter ended December 31, 1998, was $4,062,000, an increase of $1,432,000 or 54% over the comparable quarter of fiscal 1998. Radio Frequency Identification (RFID) revenues for 1999 gained 71% over the first quarter of fiscal 1998 principally because of higher sales to the United States fisheries market and to the companion animal markets in Europe. Visual identification revenues also increased 33% over the prior year due to a greater number of shipments to the existing customer base.

Cost of sales for the first quarter of fiscal 1999 was $2,631,000, an increase of 40% over the comparable period of fiscal 1998. The higher amount in the current fiscal year primarily results from the higher revenue levels. Additionally, price reductions on components for the RFID products were realized in the fiscal 1999 quarter and fixed production overhead costs were absorbed over a higher revenue base in the current fiscal year. As a result, gross profit as a percentage of revenue rose to 35% in the first quarter of fiscal 1999 from 28% in the first quarter of fiscal 1998.

Selling, general and administrative expenses were $867,000, an increase of 11% over last year's comparable period. RFID selling expenses declined by 35% in the first quarter of fiscal 1999 because of reductions in personnel and related travel expense and lower expenditures for marketing research. General and administrative expenses increased 47% in the current fiscal quarter over fiscal 1998 principally because of higher litigation expenses related to an appellate hearing during the quarter and higher consulting expenses.

Research and development expenses were $183,000 in the first quarter of fiscal 1999 compared to $268,000 in the first quarter of last year, for a reduction of 32%. Lower usage of outside engineering resources and reduced travel expenses were the principal reasons for the reduction in research and development expenses.

Interest and other expense for the first quarter of fiscal 1999 was $142,000, an increase of 28% over the fiscal first quarter amount of $111,000. Higher average interest rates on the outstanding debt accounted for most of the increase in fiscal 1999.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirement of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as private and public equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at December 31, 1998 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for at least fiscal 1999.

As reflected in the financial statements included in the Company's most recent Annual Report on Form 10-K, the Company incurred a net loss of $1,980,000 for the year ended September 30, 1998, and also experienced negative cash flow from operations. In addition, the Company has not complied with certain payment terms on its vendor note payable, as discussed below, and could also be placed in default on its line-of-credit agreement based on the status of the vendor note. Additionally, the Company's current line of credit agreement is effective through June 30, 1999, and although management expects to be able to renew the agreement, there can be no assurance that a renewal agreement with acceptable terms will be reached. Fiscal 1999 cash flow projections are dependent on the availability of an operating line of credit with sufficient borrowing base and achievable financial covenants from the present lender or another financing source. As a result of these events and conditions, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1998 contains a modification which indicates substantial doubt about the Company's ability to continue as a going concern.

Management believes that agreements will be reached with the above-mentioned vendor to restructure the outstanding note and with the lender to renew the line of credit agreement, and that cash available under the line of credit and provided by operations will provide sufficient liquidity through at least fiscal 1999. However, there can be no assurance that the Company will be able to achieve these plans.

The Company's operating activities used $235,000 during the three-month period ended December 31, 1998. Net cash flow used in operations during the period reflects net income, depreciation and amortization, and decreases in inventories. These sources of funds were more than offset by uses of cash for increases in accounts receivable and vendor deposits, and decreases in accounts payable and accrued liabilities, and a reduction in customer deposits.

The Company's investing activities used $167,000 for the purchase of fixed assets during the three-month period ended December 31, 1998. Its financing activities provided $538,000 during the same period through a $632,000 increase in line of credit borrowings, offset by repayments of long-term obligations of $94,000.

As of December 31, 1998, the Company had net working capital of $1,580,000 with a current ratio of 1.2 to 1.0, which represents a $173,000 increase in working capital from September 30, 1998.

In June 1997, the Company entered into a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at an annual rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (1 3/4%). At December 31, 1998, the Company had outstanding borrowings of $1,910,000 under the facility and had a total maximum availability under the borrowing formula of $3,236,000.

In June 1997, the Company completed an agreement with a vendor whereby a $4,290,000 trade payable was converted into an unsecured promissory note. The note provides for monthly payments of $175,000 in fiscal 1999. An additional principal payment of $600,000 was required in October 1998 and further principal payments are called for under certain conditions set forth in the agreement related to the note. As of December 31, 1998, the note was bearing interest at 11.25% per annum. The scheduled term of the note is twenty-seven (27) months, with the final payment due in August 1999.

In August 1998, the Company advised the vendor it could not comply with the original payment schedule of the promissory note and requested that the vendor reschedule the terms of the note to lower the monthly payment, retain the previous 9.25% annual interest rate and extend the payment term by 52 months. Beginning in September 1998, the Company unilaterally reduced the monthly payment to $50,000 and, in October 1998, it did not make the required $600,000 payment. To date, there has been no definitive response to the Company's request to restructure the terms of the promissory note. The balance of the note as of September 30, 1998 was $2,488,000.

In November 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock would be delisted from The Nasdaq Small Cap Market if the closing bid price does not trade at or above $1.00 for 10 consecutive trading days prior to February 17, 1999. The Company is currently evaluating plans to comply with this requirement, including the possibility of a reverse stock split that would convert up to five shares of currently issued and outstanding shares of common stock into one issued and outstanding share of common stock.

YEAR 2000

During fiscal 1997 and 1998, the Company undertook a comprehensive review of its computer systems and related software to ensure that all systems would properly recognize Year 2000 and continue to process data. The review encompassed information technology systems, significant third party relationships and manufactured product lines.

Based upon this internal assessment, the Company upgraded major portions of its information systems during the first quarter of fiscal 1998 to ensure Year 2000 compliance. The cost of evaluating and replacing certain business systems did not have a significant impact on the Company's results of operations. The cost of approximately $100,000 was funded through operating cash flows. These costs were attributable primarily to the purchase of new software and equipment and were expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets.

The Company is currently in the process of evaluating the Year 2000 preparedness of its customers, suppliers and service providers by soliciting representations and assurances from such third parties. If these representations prove to be inadequate, the Company's business, financial condition and results of operations could be adversely affected. With regard to its manufactured electronic products, the Company believes that its embedded technologies are Year 2000 compliant.

As of the date of this report, the Company also is in the process of preparing contingency plans to address any remaining exposures to Year 2000 matters, after consideration of the above plans. There can be no assurance that these plans will successfully mitigate all Year 2000 risks.

FORWARD-LOOKING INFORMATION

The information set forth in the preceding paragraphs and certain areas elsewhere in this Form 10-Q is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

              Colorado Patent Actions

              On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase the Company's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding that the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings the issue of whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

              On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's `129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct. The defendants appealed this decision, and oral argument to the U.S. Court of Appeals for the Federal Circuit was held on December 8, 1998.

              On January 26, 1999, the Court of Appeals entered an order affirming the U.S. District Court's decision that the Company had not engaged in inequitable conduct in obtaining the `129 patent and thus the patent was enforceable. The order of the Court of Appeals has the effect of continuing the permanent injunction entered by the United States District Court in Colorado which prohibits the defendants from manufacturing, using, selling, or offering to sell the transponders that violate the Company's `129 patent. The defendants may attempt to appeal to the United States Supreme Court the January 26, 1999 decision of the Court of Appeals.

              Further, during the pendency of the first appeal, the Company pursued a contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt has also been appealed and upheld.

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

              Minnesota Patent Actions

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

              Since the Company was successful in obtaining an affirmance of the judgment of enforceability in the Colorado Action, the Company's exposure, if any, in the Minnesota litigation may be reduced. As a result of the favorable ruling in the Colorado Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado action. The Company is now assessing its alternatives in the Minnesota Action in light of the January 26, 1999 decision of the Court of Appeals in the Colorado Action.

              Minnesota Class Action

              On January 28, 1999, a class action lawsuit was commenced against the Company in the United States District Court for the District of Minnesota on behalf of persons who were shareholders of record of the Company's common stock on December 29, 1998 and received the Company's Proxy Statement dated December 29, 1998 ("Proxy Statement") for the Company's annual meeting of stockholders to be held on January 29, 1999 ("Annual Meeting"). The complaint principally alleges violations of federal securities laws based on disclosures in the Proxy Statement. The plaintiffs allege that the Proxy Statement failed to inform the stockholders of their ability to exercise dissenters' rights in connection with the proposed reverse stock split described in the Proxy Statement. The Company believes the plaintiffs' case has no merit because the Proxy Statement is believed to contain a complete and accurate description of the proposed reverse stock split, including the absence of dissenters' rights.

              In connection with the above-described class action lawsuit, on January 28, 1999, the plaintiffs filed a motion requesting an order that would prevent the Company from holding the Annual Meeting or, in the alternative, that would prevent it from holding the vote on the reverse stock split. A hearing on the motion was held on January 29, 1999 in the United States District Court for the District of Minnesota. In a strongly worded order from the bench, Judge James M. Rosenbaum ruled in favor of the Company and denied plaintiffs' motion, which allowed the Company to hold the Annual Meeting as planned.

              The Company intends to continue to vigorously defend this lawsuit.

Item 6.       Exhibits and Reports on Form 8-K

                  a.    Exhibits:

                           Exhibit 11.1                                Not filed

                  b.    Reports on Form 8-K

                           No current reports on Form 8-K were filed during the quarter ended December 31, 1998 or since December 31, 1998 and to the date of this Quarterly Report on Form 10-Q.

                                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DESTRON FEARING CORPORATION
                                                     (Registrant)


Dated:   2/8/99                                        /s/Randolph K. Geissler
       ------------------------                        -------------------------
                                                       By:  Randolph K. Geissler
                                                       President
                                                       Chief Executive Officer