Form 10-Q
period 1999-03-31
DESTRON FEARING CORP /DE/
filed 1999-05-13
CIK 881283

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 1999, there were 13,353,982 outstanding shares of Common Stock.

                           DESTRON FEARING CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART I -- FINANCIAL INFORMATION

               Item 1 --      Financial Statements                                                      3


               Item 2 --      Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                11

PART II -- OTHER INFORMATION

               Item 1 --      Legal Proceedings                                                        14


               Item 6 --      Exhibits and Reports on Form 8-K                                         17

               Signatures                                                                              18


PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) MARCH 31, 1999 AND SEPTEMBER 30, 1998 (in thousands, except share and per share amounts)

--------------------------------------------------------------------------------


                  ASSETS                           March 31,   September 30,
                                                     1999          1998
                                                   --------    -------------
CURRENT ASSETS:
    Cash and cash equivalents                      $    536      $    104
    Accounts receivable, net                          3,743         2,212
    Inventories, net                                  4,577         4,753
    Vendor deposits                                     545           475
    Prepaid expenses and other current assets            74            33
                                                   --------      --------

       Total current assets                           9,475         7,577

PROPERTY AND EQUIPMENT, net                           1,978         1,922
GOODWILL, net                                         1,875         1,917
OTHER ASSETS, net                                       137           147
                                                   --------      --------

                                                   $ 13,465      $ 11,563
                                                   --------      --------
                                                   --------      --------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                 $  1,828      $  1,278
    Accounts payable                                  1,170           988
    Customer deposits                                   853           865
    Accrued liabilities                                 572           495
    Current portion of long-term obligations            662         2,544
                                                   --------      --------

       Total current liabilities                      5,085         6,170

LONG-TERM OBLIGATIONS,
   net of current portion                             1,744           677
                                                   --------      --------

   Total liabilities                                  6,829         6,847
                                                   --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value;
      20,000,000 shares authorized;
      13,354,000 shares issued and outstanding          134           134
   Common stock warrants                                100          --
   Additional paid-in capital                        19,846        19,846



   Accumulated deficit                              (13,444)      (15,264)
                                                   --------      --------

   Total shareholders' equity                         6,636         4,716
                                                   --------      --------

                                                   $ 13,465      $ 11,563
                                                   --------      --------
                                                   --------      --------


                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(in thousands, except per share amounts)

-------------------------------------------------------------------------------


                                          Three Months Ended March 31, Six Months Ended March 31,
                                          ---------------------------- --------------------------
                                             1999          1998          1999          1998
                                           --------      --------      --------      --------
NET REVENUE                                $  5,449      $  4,350      $  9,511      $  6,980

COSTS AND EXPENSES:
   Cost of sales                              3,099         2,892         5,730         4,775
   Selling, general and administrative          856         1,095         1,723         1,875
   Research and development                     219           292           402           560
   Interest expense and other                   123           141           265           252
                                           --------      --------      --------      --------

   Total costs and expenses                   4,297         4,420         8,120         7,462

INCOME (LOSS) BEFORE INCOME TAXES             1,152           (70)        1,391          (482)

PROVISION FOR INCOME TAXES                       43          --              43          --
                                           --------      --------      --------      --------

NET INCOME (LOSS) BEFORE
    EXTRAORDINARY GAIN                        1,109           (70)        1,348          (482)

EXTRAORDINARY GAIN ON
    DEBT RESTRUCTURING                          472          --             472          --
                                           --------      --------      --------      --------

NET INCOME (LOSS)                          $  1,581      $    (70)      $1 ,820      $   (482)
                                           --------      --------      --------      --------
                                           --------      --------      --------      --------

 BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE:
      Income before extraordinary item     $   0.08      $  (0.01)     $   0.10      $  (0.04)
       Extraordinary item                      0.04          --            0.04          --
                                           --------      --------      --------      --------

                                           $   0.12      $  (0.01)     $   0.14      $  (0.04)
                                           --------      --------      --------      --------
                                           --------      --------      --------      --------
WEIGHTED AVERAGE
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:

       Basic                                 13,354        13,299        13,354        13,296
                                           --------      --------      --------      --------
                                           --------      --------      --------      --------
       Diluted                               13,370        13,299        13,362        13,296
                                           --------      --------      --------      --------
                                           --------      --------      --------      --------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(in thousands)

-------------------------------------------------------------------------------


                                                             Six Months Ended March 31,
                                                             --------------------------
                                                                 1999         1998
                                                               -------      -------
OPERATING ACTIVITIES:
   Net income (loss)                                           $ 1,820      ( $ 482)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Extraordinary gain on debt restructuring                      (472)          --
    Depreciation and amortization                                  237          247
    Changes in operating items:
       Accounts receivable                                      (1,531)        (736)
       Inventories                                                 176          379
       Vendor deposits                                             (70)        (234)
       Prepaid expenses and other current assets                   (41)          19
       Accounts payable and accrued liabilities                    259          309
       Customer deposits                                           (12)          --
                                                               -------      -------

       Net cash provided by (used in) operating activities         366         (498)
                                                               -------      -------

INVESTING ACTIVITIES:
   Purchases of fixed assets                                      (241)        (131)
                                                               -------      -------

FINANCING ACTIVITIES:
   Issuance of common stock                                         --            2
   Repayments of long-term obligations                            (243)        (759)
   Net borrowings on bank line of credit                           550          504
                                                               -------      -------

       Net cash provided (used in) by financing activities         307         (253)
                                                               -------      -------

NET CHANGE IN CASH                                                 432         (882)

CASH, beginning of period                                          104        1,075
                                                               -------      -------

CASH, end of period                                            $   536      $   193
                                                               -------      -------
                                                               -------      -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                               $   259      $   257
                                                               -------      -------
                                                               -------      -------

SUPPLEMENTAL DISCLOSURE OF NON CASH
   ACTIVITIES:
   Issuance of common stock warrants in
      connection with debt restructuring                       $   100      $    --
                                                               -------      -------
                                                               -------      -------


                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 and 1998
(unaudited)

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

2.   INVENTORIES

Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):


                                                                       March 31, 1999   September 30, 1998
                                                                       --------------   ------------------
Raw materials                                                              $2,586            $2,481
Finished goods                                                              1,991             2,272
                                                                           ------            ------

       Total inventories                                                   $4,577            $4,753
                                                                           ------            ------
                                                                           ------            ------

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarter and six months ended March 31 (in thousands, except per share amounts):


                                     Quarter Ended March 31    Six Months Ended March 31
                                     ----------------------    -------------------------
                                       1999         1998          1999         1998
                                     --------     --------      --------     --------
Net income (loss)                    $  1,581     $    (70)     $  1,820     $   (482)
                                     --------     --------      --------     --------
                                     --------     --------      --------     --------

Weighted average number of
common shares outstanding              13,354       13,299        13,354       13,296


Dilutive effect of stock options
and warrants after application
of the treasury stock method               16           --             8           --
                                     --------     --------      --------     --------
                                       13,370       13,299        13,362       13,296
                                     --------     --------      --------     --------
                                     --------     --------      --------     --------
Basic and diluted earnings
(loss) per common share              $   0.12     ($  0.01)     $   0.14     ($  0.04)
                                     --------     --------      --------     --------
                                     --------     --------      --------     --------


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

5.   DEBT RESTRUCTURING

In March 1999, the Company completed a restructuring of its outstanding vendor note payable (balance of $2,352,000 prior to restructuring), whereby the vendor assigned the note to a third party. Effective March 1, 1999, the new noteholder agreed to a reduction of the principal to $1,529,000 to reflect a 35% discount, with interest at 9.25% and monthly payments of $50,000 through January 2001. In connection with this restructuring, the Company granted warrants to the new noteholder to purchase 275,000 shares of the Company's common stock at $1.00 per share. The warrants are exercisable at any time through March 15, 2004.

In accordance with the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the Company recorded a net gain on restructuring of $472,000 in the second quarter of fiscal 1999.

6.   LEGAL PROCEEDINGS

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

On January 26, 1999, the Court of Appeals entered an order affirming the U.S. District Court's decision that the Company had not engaged in inequitable conduct in obtaining the '129 patent and thus the patent was enforceable. The order of the Court of Appeals has the effect of continuing the permanent injunction entered by the United States District Court in Colorado which prohibits the defendants from manufacturing, using, selling, or offering to sell the transponders that violate the Company's '129 patent. Because the defendants did not pursue a timely appeal to the United States Supreme Court, the January 26, 1999 decision of the Court of Appeals is now final and not appealable.

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

On January 23, 1998, the Company filed a second Motion for Contempt against certain defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their attempts to solicit purchase orders from the Denver Metro Microchip Committee and their manufacture, use and sale of the ID-100 Zip Quill transponder product. The Company has requested treble damages, attorneys' fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Magistrate Judge.

On March 18, 1999, the District Court entered an order of contempt against the defendants arising from their efforts to solicit purchase orders from the Denver Metro Microchip Committee, but found that it could not determine if the ID-100 Zip Quill transponder product was made for the purpose of evading the injunction without essential change in the nature of the device and, therefore, determined a new infringement trial was necessary. As part of the same March 18, 1999 Order, the District Court instructed the parties to submit briefs on the issue of damages flowing from the contempt and further held that the Company may register its willful infringement judgment against the defendants with the District Court for the District of Minnesota and for the District of Columbia for purposes of enforcing the judgment and collecting the previously awarded damages from the defendants.

On April 26, 1999, the parties simultaneously submitted briefs on the issue of damages resulting from the defendants' contempt of court in soliciting purchase orders from the Denver Metro Microchip Committee. The Company seeks an award of several thousand dollars for the contempt. The defendants urged the District Court to award no damages. The Company believes that the District Court will likely resolve this issue without oral argument.

Minnesota Patent Actions

On December 17, 1996, the same three competitors found to be willful infringers in the Colorado Patent Actions filed a lawsuit against the Company and its United States distributor, Schering-Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

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

On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado Patent Action.

Since the Company was successful in obtaining an affirmance of the judgment of enforceability in the Colorado Patent Action, the Company's exposure, if any, in the Minnesota litigation may be reduced. As a result of the favorable ruling in the Colorado Patent Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado Patent Action. The Company is now assessing its alternatives in the Minnesota Patent Actions in light of the January 26, 1999 decision of the Court of Appeals in the Colorado Patent Action.

Minnesota Class Action

On January 28, 1999, a class action lawsuit was commenced against the Company in the United States District Court for the District of Minnesota on behalf of persons who were shareholders of record of the Company's common stock on December 29, 1998 and received the Company's Proxy Statement dated December 29, 1998 ("Proxy Statement") for the Company's annual meeting of stockholders to be held on January 29, 1999 ("Annual Meeting"). The complaint principally alleged violations of federal securities laws based on disclosures in the Proxy Statement. The plaintiffs alleged that the Proxy Statement failed to inform the stockholders of their ability to exercise dissenters' rights in connection with the proposed reverse stock split described in the Proxy Statement. The

Company believes the plaintiffs' case had no merit because the Proxy Statement is believed to contain a complete and accurate description of the reverse stock split, including the absence of dissenters' rights.

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

At the January 29, 1999 Annual Meeting of the Company's shareholders, the shareholders authorized the Company's Board of Directors to carry out the reverse stock split at any time before April 1, 1999. Due to increases in the price of the Company's common stock as quoted on The Nasdaq SmallCap Market, the Board determined to forgo the reverse stock split and allowed its authority to execute the stock split to expire unexercised on April 1, 1999. In view of that development, the plaintiffs in the class action lawsuit have agreed to dismiss the complaint with prejudice and without any further cost to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income before an extraordinary gain for the second quarter of fiscal year 1999 was $1,109,000 compared to a net loss of $70,000 in the prior year's second quarter. Year-to-date net income before the extraordinary gain was $1,348,000 compared to a net loss of $482,000 in the comparable year earlier period. After an extraordinary gain of $472,000 resulting from a debt restructuring, net income for the second quarter and six-month period was $1,581,000 and $1,820,000, respectively. The increase in net income for the quarter and six months was the result of significant sales growth, higher gross margin percentages and lower operating expenses.

Net revenue for the quarter ended March 31, 1999 of $5,449,000 was 25% higher than the $4,350,000 reported for the comparable quarter of fiscal 1998. For the six-month period, revenue was $9,511,000, representing a 36% increase from the fiscal 1998 period. Revenue for the second quarter and six-month period from Radio Frequency Identification (RFID) products was up by 45% and 55%, respectively, from last year with higher sales occurring in the United States fisheries market and in the European companion animal market. Visual identification product revenue increased 3% in the second quarter and 14% for the six-month period when compared to the fiscal 1998 amounts because of increased unit sales of visual products.

Cost of sales of $3,099,000 for the second quarter and $5,730,000 for the six-month period was higher than the comparable fiscal 1998 periods by 8% and 20%, respectively. The higher costs were attributable to higher revenues during the quarter. Gross profit margins improved to 43% and 40% of revenue in the second quarter and six-month period of fiscal 1999, respectively, compared to 34% and 32% for each of those periods in fiscal 1998. Gross margins improved significantly for quarter and year-to-date results due to ongoing cost cutting and expense reduction programs in tandem with increased revenues and a favorable product mix for both the electronic and visual divisions, including higher margin sales in the fisheries market.

Selling, general and administrative expenses for the second quarter of fiscal 1999 were $856,000 or 22% lower than for the same period last year. For the six-month period ended March 31, 1999, these expenses were $1,723,000, which was an 8% decrease over last year's comparable period. Selling expenses decreased 20% for the quarter and 18% for the six-month period due to a decrease in personnel and related expenses in sales and marketing areas. While general and administrative expenses are down $127,000 from the comparable quarter for 1998, these amounts remain higher for the six-month period than last year by $27,000 due primarily to continuing legal expenses.

Research and development expenses of $219,000 in the second quarter of fiscal 1999 decreased 25% over last year and, for the six-month period, were down 28% from fiscal 1998 to $402,000. The lower research and development expense was due to an increased emphasis on in-house development and lower usage of outside engineering consultants.

Interest and other of $123,000 in the second quarter of fiscal 1999 were 13% lower than the $141,000 reported for the comparable 1998 period principally because the second quarter debt restructuring caused a lower principal balance and interest rate on the long-term note payable. For the six-month period of fiscal 1999, interest and other increased 5% to $265,000.

During the second quarter of fiscal 1999, the Company recorded an extraordinary gain of $472,000 resulting from a restructuring of a vendor note. In a transaction involving the sale of the note to a third party, the debt was reduced as of March 1, 1999 to $1,529,000 at 9 1/4% interest from $2,552,000 at

11 1/4% interest and the Company issued five-year warrants to the note holder to purchase 275,000 shares of common stock at $1.00 per share. Net of costs directly associated with the restructuring, the total gain on the transaction was $693,000, $221,000 of which will be deferred to offset future interest charges on the note. (See Exhibits 10.1, 10.2 and 10.3 hereto).

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at March 31, 1999 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements through at least fiscal 1999.

As reflected in the financial statements included in the Company's most recent Annual Report on Form 10-K, the Company incurred a net loss of $1,980,000 for the year ended September 30, 1998, and also experienced negative cash flow from operations. Prior to the successful restructuring of its vendor note payable in March 1999, the Company had also been in default on this note. Additionally, the Company's current line of credit agreement is effective through June 30,1999, and although management expects to be able to renew the agreement, there can be no assurance that a renewal agreement with acceptable terms will be reached. Fiscal 1999 cash flow projections are dependent on the availability of an operating line of credit with sufficient borrowing base and achievable financial covenants from the present lender or another financing source. As a result of conditions at September 30, 1998, and as of the date of filing of the most recent Form 10-K, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1998 contains a modification which indicates substantial doubt about the Company's ability to continue as a going concern.

The Company's operating activities provided $366,000 during the six-month period ended March 31, 1999 because of net income, as offset by increases in accounts receivable and other operating items, including the non-cash gain on debt restructuring.

The Company's investing activities used $241,000 during the six-month period ended March 31, 1999 for the purchase of fixed assets. Its financing activities provided net cash of $307,000 during the same period for repayments of long-term obligations of $243,000, offset by increases in its net borrowings on its bank line of credit.

As of March 31, 1999, the Company had net working capital of $4,390,000 with a current ratio of 1.86 to 1.0, which represents a $2,983,000 increase in working capital from September 30, 1998. The debt restructuring allowed a significant reclassification of debt from short-term to long-term, thereby significantly improving the Company's working capital position.

The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement is effective through June 30, 1999, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (1 3/4%). At March 31, 1999, the Company had outstanding borrowings of
$1,828,000 under the facility and had a maximum availability under the borrowing formula of $3,000,000.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of a trade payable was converted into a promissory note. In August 1998, the Company advised the vendor it could not comply with the original payment schedule of the promissory note. Beginning in September 1998, the Company unilaterally reduced the monthly payment to $50,000. In March 1999, the note was restructured as described above. The Company will continue to make monthly payments of $50,000 until the restructured note is paid in full in January 2002. While management believes that this restructuring will improve the Company's ability to meet its ongoing cash flow requirements in the foreseeable future, there can be no assurance in this regard.

In November 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock would be delisted from The Nasdaq Small Cap Market if the closing bid price did not trade at or above $1.00 for ten consecutive trading days prior to February 17, 1999. The Company's common stock was able to meet this requirement. Management is no longer considering a reverse stock split at this time.

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

FORWARD-LOOKING INFORMATION

The information set forth in the preceding paragraphs and certain areas elsewhere in this Form 10-Q contains forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

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

          On January 26, 1999, the Court of Appeals entered an order affirming the U.S. District Court's decision that the Company had not engaged in inequitable conduct in obtaining the '129 patent and thus the patent was enforceable. The order of the Court of Appeals has the effect of continuing the permanent injunction entered by the United States District Court in Colorado which prohibits the defendants from manufacturing, using, selling, or offering to sell the transponders that violate the Company's '129 patent. Because the defendants did not pursue a timely appeal to the United States Supreme Court, the January 26, 1999 decision of the Court of Appeals is now final and not appealable.

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

          On January 23, 1998, the Company filed a second Motion for Contempt against certain defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their attempts to solicit purchase orders from the Denver
          Metro Microchip Committee and their manufacture, use and sale of the ID-100 Zip Quill transponder product. The Company has requested treble damages, attorneys' fees, costs and sanctions against the defendants for their contempt of the District Court permanent injunction. The defendants have objected to the recommendations of the Magistrate Judge.

          On March 18, 1999, the District Court entered an order of contempt against the defendants arising from their efforts to solicit purchase orders from the Denver Metro Microchip Committee, but found that it could not determine if the ID-100 Zip Quill transponder product was made for the purpose of evading the injunction without essential change in the nature of the device and, therefore, determined a new infringement trial was necessary. As part of the same March 18, 1999 Order, the District Court instructed the parties to submit briefs on the issue of damages flowing from the contempt and further held that the Company may register its willful infringement judgment against the defendants with the District Court for the District of Minnesota and for the District of Columbia for purposes of enforcing the judgment and collecting the previously awarded damages from the defendants.

          On April 26, 1999, the parties simultaneously submitted briefs on the issue of damages resulting from the defendants' contempt of court in soliciting purchase orders from the Denver Metro Microchip Committee. The Company seeks an award of several thousand dollars for the contempt. The defendants urged the District Court to award no damages. The Company believes that the District Court will likely resolve this issue without oral argument.

          Minnesota Patent Actions

          On December 17, 1996, the same three competitors found to be willful infringers in the Colorado Patent Actions filed a lawsuit against the Company and its United States distributor, Schering- Plough, in the United States District Court for the District of Minnesota. The plaintiffs alleged that the defendants participated in unfair competition, breached an oral contract and infringed on three of the plaintiffs' United States patents. On January 24, 1997, the plaintiffs withdrew this lawsuit in its entirety.

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

          On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado Patent Action.

          Since the Company was successful in obtaining an affirmance of the judgment of enforceability in the Colorado Patent Action, the Company's exposure, if any, in the

          Minnesota litigation may be reduced. As a result of the favorable ruling in the Colorado Patent Action on February 9, 1998, and as indicated in the above paragraph, the Minnesota litigation has been stayed pending the Federal Circuit Court decision in the Colorado Patent Action. The Company is now assessing its alternatives in the Minnesota Patent Actions in light of the January 26, 1999 decision of the Court of Appeals in the Colorado Patent Action.

          Minnesota Class Action

          On January 28, 1999, a class action lawsuit was commenced against the Company in the United States District Court for the District of Minnesota on behalf of persons who were shareholders of record of the Company's common stock on December 29, 1998 and received the Company's Proxy Statement dated December 29, 1998 ("Proxy Statement") for the Company's annual meeting of stockholders to be held on January 29, 1999 ("Annual Meeting"). The complaint principally alleged violations of federal securities laws based on disclosures in the Proxy Statement. The plaintiffs alleged that the Proxy Statement failed to inform the stockholders of their ability to exercise dissenters' rights in connection with the proposed reverse stock split described in the Proxy Statement. The Company believes the plaintiffs' case had no merit because the Proxy Statement is believed to contain a complete and accurate description of the reverse stock split, including the absence of dissenters' rights.

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

          At the January 29, 1999 Annual Meeting of the Company's shareholders, the shareholders authorized the Company's Board of Directors to carry out the reverse stock split at any time before April 1, 1999. Due to increases in the price of the Company's common stock as quoted on The Nasdaq SmallCap Market, the Board determined to forgo the reverse stock split and allowed its authority to execute the stock split to expire unexercised on April 1, 1999. In view of that development, the plaintiffs in the class action lawsuit have agreed to dismiss the complaint with prejudice and without any further cost to the Company.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:

                    The following exhibit is hereby incorporated by reference to
                    Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997:

                    10.1 Promissory Note dated June 1, 1997 issued by the
                         Company to Hughes Microelectronics Europa Espana S.A.

                    The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q:

                    10.2 Amendment No. 1 to Promissory Note dated as of March
                         15, 1999 by and between the Company and Data Sales Co., Inc.

                    10.3 Warrant Agreement dated as of March 15, 1999 by and
                         between the Company and Data Sales Co., Inc.

                    27   Financial Data Schedule

          b.   Reports on Form 8-K

                    A report on Form 8-K was filed on February 19, 1999 relating to the Nasdaq minimum bid requirements. No other reports on Form 8-K were filed in the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DESTRON FEARING CORPORATION
                                        (Registrant)

Dated:    May 12, 1999                  /s/ Randolph K. Geissler
                                        ---------------------------------
                                        By:  Randolph K. Geissler
                                        President
                                        Chief Executive Officer