Form 10-Q
period 1999-06-30
DESTRON FEARING CORP /DE/
filed 1999-08-12
CIK 881283

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 1999, there were 13,403,982 outstanding shares of Common Stock.

                           DESTRON FEARING CORPORATION


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1999 AND SEPTEMBER 30, 1998
(in thousands, except share and per share amounts)

------------------------------------------------------------------------------

         ASSETS                                    June 30,    September 30,
                                                       1999            1998
                                                -----------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                      $    460        $    104
    Accounts receivable, net                          2,555           2,212
    Inventories, net                                  3,604           4,753
    Vendor deposits                                     615             475
    Prepaid expenses and other current assets           137              33
                                                   --------        --------
       Total current assets                           7,371           7,577

PROPERTY AND EQUIPMENT, net                           1,888           1,922
GOODWILL, net                                         1,854           1,917
OTHER ASSETS, net                                       131             147
                                                   --------        --------
                                                   $ 11,244        $ 11,563
                                                   --------        --------
                                                   --------        --------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                 $    --         $  1,278
    Accounts payable                                    761             988
    Customer deposits                                   322             865
    Accrued liabilities                                 545             495
    Current portion of long-term obligations            663           2,544
                                                   --------        --------
       Total current liabilities                      2,291           6,170

LONG-TERM OBLIGATIONS,
   net of current portion                               972             677
                                                   --------        --------

   Total liabilities                                  3,263           6,847
                                                   --------        --------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value;
      20,000,000 shares authorized;
      13,404,000 shares issued and outstanding          134             134
   Common stock warrants                                100             --
   Additional paid-in capital                        19,889          19,846
   Accumulated deficit                              (12,142)        (15,264)
                                                   --------        --------
   Total shareholders' equity                         7,981           4,716
                                                   --------        --------
                                                   $ 11,244        $ 11,563
                                                   --------        --------
                                                   --------        --------


                   The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------
                                                    Quarter  Ended June 30,            Nine Months Ended June 30,
                                                   ------------------------            --------------------------
                                                   1999                1998             1999               1998
                                              -------------      -------------       ---------          ---------
NET REVENUE                                     $  5,271           $  3,123           $ 14,782           $ 10,103

COSTS AND EXPENSES:
   Cost of sales                                   2,961              2,171              8,691              6,946
   Selling, general and administrative               712                982              2,435              2,857
   Research and development                          192                253                594                813
   Interest expense and other                         77                127                342                379
                                                --------           --------           --------           --------

   Total costs and expenses                        3,942              3,533             12,062             10,995

INCOME (LOSS) BEFORE INCOME TAXES                  1,329               (410)             2,720               (892)

PROVISION FOR INCOME TAXES                            27               --                   70               --
                                                --------           --------           --------           --------

NET INCOME (LOSS) BEFORE
    EXTRAORDINARY GAIN                             1,302               (410)             2,650               (892)

EXTRAORDINARY GAIN ON
    DEBT RESTRUCTURING                              --                 --                  472               --
                                                --------           --------           --------           --------

NET INCOME (LOSS)                               $  1,302           $   (410)          $  3,122           $   (892)
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

 BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE:
      Income before extraordinary item          $   0.10           $  (0.03)          $   0.20           $  (0.07)
       Extraordinary item                           --                 --                 0.03               --
                                                --------           --------           --------           --------

                                                $   0.10           ($  0.03)          $   0.23           $  (0.07)
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------
WEIGHTED AVERAGE
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
       Basic                                      13,390             13,315             13,366             13,302
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

        Diluted                                   13,463             13,315             13,397             13,302
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

                  The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
(in thousands)

-----------------------------------------------------------------------------------------------
                                                                 Nine Months Ended June 30,
                                                              -------------------------------
                                                                  1999                1998
                                                              ------------       ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $  3,122            $ ( 892)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Extraordinary gain on debt restructuring                        (472)              --
    Depreciation and amortization                                    358                360
    Changes in operating items:
       Accounts receivable                                          (343)               636
       Inventories                                                 1,149                280
       Vendor deposits                                              (140)               (16)
       Prepaid expenses and other current assets                    (104)               (14)
       Accounts payable and accrued liabilities                     (177)                28
       Customer deposits                                            (543)              --
                                                              ------------       ------------
       Net cash provided by operating activities                   2,850                382
                                                              ------------       ------------

INVESTING ACTIVITIES:
   Purchases of fixed assets                                        (245)              (191)
                                                              ------------       ------------

FINANCING ACTIVITIES:
   Issuance of common stock                                           43                 58
   Repayments of long-term obligations                            (1,014)            (1,152)
   Net borrowings (repayments) on bank line of credit             (1,278)               343
                                                              ------------       ------------

       Net cash used in by financing activities                   (2,249)              (751)
                                                              ------------       ------------

NET CHANGE IN CASH                                                   356               (560)

CASH AND CASH EQUIVALENTS beginning of period                        104              1,075
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS end of period                         $    460            $   515
                                                              ------------       ------------
                                                              ------------       ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $    330            $   386
                                                              ------------       ------------
                                                              ------------       ------------

SUPPLEMENTAL DISCLOSURE OF NON CASH
   ACTIVITIES:
   Issuance of common stock warrants in
      connection with debt restructuring                        $    100            $    --
                                                              ------------       ------------
                                                              ------------       ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
(unaudited)
-------------------------------------------------------------------------------

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

2.     INVENTORIES

Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):

                                                        June  30, 1999            September 30, 1998
                                                       ---------------            ------------------
Raw materials                                                  $1,444                      $2,481
Finished goods                                                  2,160                       2,272
                                                              -------                     -------
       Total inventories                                       $3,604                      $4,753
                                                              -------                     -------
                                                              -------                     -------


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

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the quarter and nine months ended June 30 (in thousands, except per share amounts).


                                                   Quarter Ended June 30               Nine Months Ended June 30
                                                  -----------------------             --------------------------
                                                  1999               1998               1999              1998
                                                  ----               ----               ----              ----
Net income (loss)                               $  1,302           ($  410)           $ 3,122            ($   892)
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------
Weighted average number of
common shares outstanding                         13,390             13,315             13,366             13,302

Dilutive effect of stock options
and warrants after application
of the treasury stock method                          73               --                   31               --
                                                --------           --------           --------           --------

                                                  13,463             13,315             13,397             13,302
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------
Basic and diluted earnings
(loss) per common share                         $   0.10           ($  0.03)          $   0.23           ($  0.07)
                                                --------           --------           --------           --------
                                                --------           --------           --------           --------

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

5.     DEBT RESTRUCTURING

In March 1999, the Company completed a restructuring of its outstanding vendor note payable (balance of $2,352,000 prior to restructuring), whereby the vendor assigned the note to a third party. Effective March 1, 1999, the new noteholder agreed to a reduction of the principal to $1,529,000 to reflect a 35% discount, with interest at 9.25% and monthly payments of $50,000 through January 2002. In connection with this restructuring, the Company granted warrants to the new noteholder to purchase 275,000 shares of the Company's common stock at $1.00 per share. The warrants are exercisable at any time through March 15, 2004. The warrants were recorded at their estimated fair value as of the date of issuance.

In accordance with the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the Company recorded a net gain on restructuring of $472,000 in the second quarter of fiscal 1999.

In May 1999, the Company made an additional $600,000 cash payment against the principal of the note. Giving effect to this additional payment, the note is currently scheduled to be retired in November 2000.

6.     LEGAL PROCEEDINGS

Colorado Patent Actions

On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology, which was issued in May, 1993 and expires in May, 2010.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase the Company's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings the issue of whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

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

Further, during the pendency of the first appeal, the Company pursued a contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt was not appealed and is now final.

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

On April 15, 1999, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the District Court's failure to find contempt from defendants' offers for sale and sales of the ID-100 Zip Quill. This issue is undergoing briefing by the parties, after which the Court of Appeals will select a date for oral argument.

On April 26, 1999, the parties simultaneously submitted briefs on the issue of damages resulting from the defendants' contempt of court in soliciting purchase orders from the Denver Metro Microchip Committee. The Company seeks an award of several thousand dollars for the contempt. The defendants urged the District Court to award no damages. The Company believes that the District Court will likely not resolve this damage issue until after the Court of Appeals rules on the merits of the pending appeal.

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

At the January 29, 1999 Annual Meeting of the Company's shareholders, the shareholders authorized the Company's Board of Directors to carry out the reverse stock split at any time before April 1, 1999. Due to increases in the price of the Company's common stock as quoted on The Nasdaq SmallCap Market, the Board determined to forgo the reverse stock split and allowed its authority to execute the stock split to expire unexercised on April 1, 1999. In view of that development, the plaintiffs in the class action lawsuit agreed to dismiss the complaint with prejudice and without any further cost to the Company. Based on this agreement, on July 29, 1999, Judge Rosenbaum dismissed the plaintiffs' complaint with prejudice and without costs to either party. Thus, this matter has been concluded.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of fiscal year 1999 was $1,302,000 compared to a net loss of $410,000 in the prior year's third quarter. Year-to-date net income before the extraordinary gain was $2,650,000 compared to a net loss of $892,000 in the comparable year earlier period. The extraordinary gain of $472,000 posted in the second quarter of fiscal 1999 was the result of a debt restructuring. (See "Liquidity and Capital Resources"). Net income for the nine-month period in fiscal 1999 was $3,122,000. The increase in net income for the quarter and nine months was the result of strong sales growth, improved margins and continued lower operating expenses.

Net revenue for the quarter ended June 30, 1999 of $5,271,000 was 69% higher than the $3,123,000 reported for the comparable quarter of fiscal 1998. For the nine-month period, revenue was $14,782,000, representing a 46% increase from the fiscal 1998 period. In the third quarter, electronic product sales grew 151% compared to the same quarter last year. Visual identification product revenue decreased 13% from the comparable quarter of fiscal 1998 due to a shift of expected sales to the first two quarters of this fiscal year. Visual identification sales for the nine-month period increased 5% over the nine months of fiscal 1998.

Cost of sales of $2,961,000 for the third quarter and $8,691,000 for the nine-month period were higher than the comparable fiscal 1998 periods by 36% and 25%, respectively. The higher costs were attributable to higher revenues during the quarter. Gross profit margins improved to 44% and 41% of revenue in the third quarter and nine-month period of fiscal 1999, respectively, compared to 30% and 31% for each of those periods in fiscal 1998. Gross margins continue to improve significantly, as in prior quarters this fiscal year, due to higher sales levels and a resulting improvement in overhead absorption, improved cost efficiencies and a favorable product mix.

Selling, general and administrative expenses for the third quarter of fiscal 1999 were $712,000, or 27% lower than for the same period last year. For the nine-month period ended June 30, 1999, these expenses were $2,435,000, which was a 15% decrease over last year's comparable period. Selling expenses decreased 38% for the quarter and 25% for the nine-month period due to a decrease in personnel. General and administrative expenses are down $64,000 and $37,000, respectively, for the third quarter and nine months compared with comparable periods in fiscal 1998, due principally to lower legal and investor relations expenses.

Research and development expense of $192,000 in the third quarter of 1999 is down 24% over last year's third quarter and down 27% over comparable nine-month periods. Lower research and development expense is due to less emphasis on outside consultants.

Interest and other of $77,000 in the third quarter of fiscal 1999 is $50,000 lower than the third quarter of fiscal 1998 due to significantly lower debt levels. Debt was restructured in the second quarter of fiscal 1999 causing a favorable variance of $37,000 for the nine months ended June 30, 1999.

In the second quarter of fiscal 1999, the Company recorded an extraordinary gain of $472,000 resulting from a restructuring of a vendor note. In a transaction involving the sale of the note to a third party, the debt was reduced as of March 1, 1999 to $1,529,000 at 9 1/4% interest from $2,352,000 at 11 1/4% interest and the Company issued five-year warrants to the note holder to purchase 275,000 shares of common stock at $1.00 per share. Net of costs directly associated with the restructuring, the total gain on the transaction was $693,000, $221,000 of which will be recognized in the form of lower interest expense over the life of the note. (See Exhibits 10.1, 10.2 and 10.3 hereto).


The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at June 30, 1999 and funds available under its existing credit agreement combined with funds expected to be generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements through at least fiscal 1999.

As reflected in the financial statements included in the Company's most recent Annual Report on Form 10-K, the Company incurred a net loss of $1,980,000 for the year ended September 30, 1998, and also experienced negative cash flow from operations. Prior to the successful restructuring of its vendor note payable in March 1999, the Company had also been in default on this note. Additionally, at that time, the Company's line of credit agreement had not yet been renewed beyond June 30, 1999. As a result of conditions at September 30, 1998, and as of the date of filing of the most recent 10-K, the auditors' report on the Company's financial statements as of and for the year ended September 30, 1998 contained a qualification which indicated substantial doubt about the Company's ability to continue as a going concern. (See additional discussion below regarding fiscal 1999 financing activities.)

The Company's current operating activities provided $2,850,000 during the nine-month period ended June 30, 1999 primarily related to net income of $3,122,000 and a net $1,149,000 decrease in inventories, partially offset by the non-cash gain in debt restructuring and changes in customer deposits and other operating items.

The Company's investing activities used $245,000 during the nine-month period ended June 30, 1999 for the purchase of fixed assets. Its financing activities used net cash of $2,249,000 during the same period for repayments of long-term obligations and line of credit borrowings.

As of June 30, 1999, the Company had net working capital of $5,080,000 with a current ratio of 3.22 to 1.0, which represents a $3,673,000 increase in working capital from September 30, 1998. The debt restructuring reduced overall debt levels and allowed a significant reclassification of debt from short-term to long-term, thereby significantly improving the Company's working capital position.

The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement has been renewed through June 30, 2001, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of eight percent (8%) or prime plus one and three-quarters percent (1 3/4%). At June 30, 1999, the Company had no outstanding borrowings under the facility and had a maximum availability under the borrowing formula of $3,000,000.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of a trade payable was converted into a promissory note. In August 1998, the Company advised the vendor it could not comply with the original payment schedule of the promissory note. Beginning in September 1998, the Company unilaterally reduced the monthly payment to $50,000. In March 1999, the note was restructured as described above. In May 1999, a one-time payment of $600,000 was made to further accelerate payment of this note. The Company plans to continue making monthly payments of $50,000 until the restructured note is paid in full in November 2000. While management believes that this restructuring will improve the Company's ability to meet its ongoing cash flow requirements in the foreseeable future, there can be no assurance in this regard.

In November 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock would be delisted from The Nasdaq Small Cap Market if the closing bid price did not trade at or above $1.00 for ten consecutive trading days prior to February 17, 1999. The Company's common stock was able to meet this requirement. Management is no longer considering a reverse stock split.

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

                         PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Colorado Patent Actions

              On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology, which was issued in May, 1993, and expires in May, 2010.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase the Company's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit handed down its decision in the appeal. The decision of the Court of Appeals affirmed the trial court's judgment, holding that the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings the issue of whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

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

              Further, during the pendency of the first appeal, the Company pursued a contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt. This finding of contempt was not appealed and is now final.

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

              On April 15, 1999, the Company filed a notice of appeal in the United States Court of Appeals for the Federal Circuit regarding the District Court's failure to find contempt from defendants' offers for sale and sales of the ID-100 Zip Quill. The issue is undergoing briefing by the parties, after which the Court of Appeals will select a date for oral argument.

              On April 26, 1999, the parties simultaneously submitted briefs on the issue of damages resulting from the defendants' contempt of court in soliciting purchase orders from the Denver Metro Microchip Committee. The Company seeks an award of several thousand dollars for the contempt. The defendants urged the District Court to award no damages. The Company believes that the District Court will likely not resolve this damage issue until after the Court of Appeals rules on the merits of the pending appeal.

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

              At the January 29, 1999 Annual Meeting of the Company's shareholders, the shareholders authorized the Company's Board of Directors to carry out the reverse stock split at any time before April 1, 1999. Due to increases in the price of the Company's common stock as quoted on The Nasdaq SmallCap Market, the Board determined to forgo the reverse stock split and allowed its authority to execute the stock split to expire unexercised on April 1, 1999. In view of that development, the plaintiffs in the class action lawsuit agreed to dismiss the complaint with prejudice and without any further cost to the Company. Based on this agreement, on July 29, 1999, Judge Rosenbaum dismissed the plaintiffs' complaint with prejudice and without costs to either party. Thus, this matter has been concluded.

Item 6.       Exhibits and Reports on Form 8-K

                  a.    Exhibits:

                           The following exhibit is hereby incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997:

                           10.1 Promissory Note dated June 1, 1997 issued by the Company to Hughes Microelectronics Europa Espana S.A.

                           The following exhibits are hereby filed as part of
the Quarterly Report on Form 10-Q:

                           10.2 Amendment No. 1 to Promissory Note dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

                           10.3 Warrant Agreement dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

                           11.1   Not filed

                  b.    Reports on Form 8-K

                           No reports on Form 8-K were filed in the quarter
ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DESTRON FEARING CORPORATION
                                           (Registrant)


Dated:    August 10, 1999                  ------------------------------
                                           By:  Randolph K. Geissler
                                           President
                                           Chief Executive Officer