Form 10-K
period 1999-09-30
DESTRON FEARING CORP /DE/
filed 1999-12-22
CIK 881283

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

                          For the fiscal year ended September 30, 1999

       [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES E EXCHANGE ACT OF 1934

                          For the transition period from ________ to _________

                                        Commission File Number: 0-19688

                           DESTRON FEARING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          84-1079037
--------------------------------                       --------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock of the Registrant, as of November 30, 1999, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $30,746,000.

   As of November 30, 1999, there were outstanding 13,479,387 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000 have been incorporated by reference into Part III of this Report. See the Cross Reference Sheet set forth on page 2.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DESTRON FEARING CORPORATION

                              CROSS REFERENCE SHEET

                            Between Items in Part III
                                of Form 10-K and
             Proxy Statement For 2000 Annual Meeting of Stockholders
         Pursuant to Paragraph G(4) of General Instructions to Form 10-K


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

Item 11       Executive Compensation                          Election of Directors

Item 12       Security Ownership of Certain                   Beneficial Ownership of
              Beneficial Owners and Management                Common Stock

Item 13       Certain Relationships and Related               Election of Directors;
              Transactions                                    Information Concerning Directors and Executive
                                                              Officers

                           DESTRON FEARING CORPORATION

                                Table of Contents

                                                                                                              Page
                                                                                                              ----

                                                       PART I
Item 1.       Business ....................................................................................... 4

Item 2.       Properties..................................................................................... 12

Item 3.       Legal Proceedings ............................................................................. 12

Item 4.       Submission of Matters to a Vote of Security Holders ........................................... 13

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ......................... 14

Item 6.       Selected Financial Data ....................................................................... 14

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................................................. 15

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk .................................... 17

Item 8.       Financial Statements and Supplementary Data ..................................................  17

Item 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ...................................................................... 17

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant ............................................ 17

Item 11.      Executive Compensation ........................................................................ 17

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management ................................................................................ 17

Item 13.      Certain Relationships and Related Transactions .................................................17

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ............................. 18


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

BACKGROUND AND OVERVIEW

As used hereinafter, and unless the context otherwise requires, the term "Destron" or the "Company" shall mean Destron Fearing Corporation and its wholly owned subsidiary, Fearing Manufacturing Co., Inc., on a consolidated basis. Destron produces a broad line of visual and electronic identification devices and information systems for the animal world. The Company's products can be divided into two segments, Radio Frequency Identification (RFID) devices and visible plastic tags used mainly for production animals. Where the two segments of devices are used together, such as an ear tag which incorporates a transponder, the device is treated as an RFID device. Some of the RFID products have other applications outside the animal market, but such uses are only incidental to the strategic focus of the Company.

ANIMAL ID MARKETS

Destron's animal ID markets and their corresponding percentages of Destron's total revenues for the fiscal years ended September 30, 1999, 1998 and 1997 consist of products for the identification of the following:

                                  1999              1998             1997
                                  ----              ----             ----
Livestock                          36%              46%               45%
Companion animals                  29%              27%               30%
Fish                               34%              25%               22%
Other                               1%               2%                3%
                                  ----             ----              ----
                                  100%             100%              100%
                                  ----             ----              ----
                                  ----             ----              ----

Products sold into the livestock markets consist mainly of visual tags. The other markets currently consist primarily of RFID product sales. Sales of Destron products outside the United States have been primarily in Europe. Export sales as a percentage of total revenue were 28% for fiscal 1999, 22% for fiscal 1998, and 30% for fiscal 1997. Destron generally sells its products in United States dollars, although it is reviewing the potential for sales in certain local currencies in the future. See "Item 8: Financial Statements and Supplementary Data" for further information regarding export sales by geographic area.

RFID PRODUCTS

The RFID products that Destron currently manufactures and markets to the animal identification industry consist principally of transponders, portable readers, stationary readers, and transponder injecting devices. RFID products accounted for 67%, 54% and 56% of the Company's revenues during fiscal years 1999, 1998 and 1997, respectively.

TRANSPONDERS

The identification devices manufactured by Destron are passive and operate at low radio frequencies, below 500 kHz. Operating range is restricted by the power range limitations set by the Federal Communications Commission, generally 100 centimeters (40 inches) or less. Destron manufactures permanently programmed transponders. The programmed device contains a custom integrated circuit ("IC") whose identification code is inscribed during the manufacturing process. Transponders for animal ID generally contain the custom IC and a tuned radio frequency circuit consisting of a small inductor and capacitor. Destron's transponders for animal ID are packaged in sealed glass vials ranging in size from 11 to 28 millimeters in length and from 2.1 to 3.5 millimeters in diameter and are compatible with subcutaneous injection in animals.

"INTELLIGENT" PORTABLE READERS

Transponders are powered and their identification codes are read by a variety of scanning devices (readers). The resulting identification code is displayed and can be relayed via computer interface to other equipment. Portable readers are battery operated and easily hand-carried. The portable readers manufactured by Destron are based on similar electronic designs and differ principally in the hardware and software options offered and packaging design.

"INTELLIGENT" STATIONARY READING SYSTEMS

For fish, farm animals, and certain other applications, it is often necessary to read the codes transmitted by the transponders implanted into animals or electronic tags as they pass by or through a fixed scanner. These stationary reading systems manufactured by Destron may take the form of a gate, a panel, a loop, or other configuration. These systems are usually linked to a computer via sophisticated communications facilities. Custom installations are the norm, but modular standardization is enlarging the scope of applications of this type of system at reasonable costs.

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

POTENTIAL NEW PRODUCTS

The Company follows a policy of requiring either joint development projects or very strong market potential before committing funds for new products. In this regard, the Company not only works closely with major new users, but also maintains close liaisons with users, certain potential joint developers, and the ongoing work of the International Standards Organization ("ISO") in anticipating market needs. Destron has development projects underway in three countries with three species of livestock, with the expectation of being able to offer complete new systems on a global basis within 1-3 years. Success in any one of these countries would place Destron in a leading position in the world market for livestock RFID systems. Most of the basic technology is available within the Company. No assurance can be given that any of these projects will be successful since the approval and implementation of the program is at the sole discretion of the government or customer involved.

VISUAL IDENTIFICATION PRODUCTS

Destron also manufactures and sells identification and insecticide ear tags for herd animals. Visual identification products accounted for 33%, 46% and 44% of the Company's revenues during fiscal years 1999, 1998 and 1997, respectively.

IDENTIFICATION EAR TAGS

Identification ear tags manufactured by the Company are numbered plastic tags that hang from the ear of farm animals and are used for visual identification. Animals marked in this manner generally include beef and dairy cattle, hogs and sheep. The purpose of this identification includes tracking dairy production and weight gain in beef cattle and hogs, identifying animals requiring feed supplements, maintaining animal health records, and farm inventory control. The Company holds a patent, which expires in February 2002, on the applicator that applies the ear tag, and another patent, which expires in December 2000, on an antiseptic coating that is placed on the stud that holds the ear tag in the animal's ear. The antiseptic coating is marketed under the trade name Infecta-Guard-TM-. The Company currently offers 14 different styles of identification products and seven to nine colors in each style. Fearing began manufacturing insecticide ear tags in 1984 and also manufactures the studs used to attach these ear tags to the animal's ear. The Company supplies such devices to the largest insecticide ear tag marketer in the United States.

ELECTRONIC EAR TAGS

As a result of the combination of the technologies of Destron and Fearing, an electronic ear tag management system developed by Destron was introduced in 1994 and patented in 1995. These ear tags are read using the intelligent readers described above. The electronic ear tags and intelligent readers described above are beginning to be sold to system integrators and large corporate farms. These systems give the farmer "source data entry" directly in the barn or on the range and, as a result, offer the opportunity to improve management of the farm's resources, improve overall productivity, reduce manual data entry errors and allow direct connection to proven herd management systems. Destron expects to continue the development and marketing of this electronic ear tag. However, no assurance can be given that this market will develop or that Destron will be successful in selling this electronic ear tag.

MARKETING OF RFID PRODUCTS

Destron serves three major markets for RFID products. The companion animal market requires portable low-cost readers, injectable transponders manufactured to ISO standards, and a strong distribution network to associations, veterinarians, and others. In the fisheries market, which exists principally in the United States, Destron's strategy is to use a very sophisticated, permanently installed reading system, special injectable transponders, ongoing technical support and development, and a variety of lesser services and products. Destron's strategy in the livestock market is to sell through distributors, direct to large users, and to use "Value Added Resellers" ("VARs") who combine devices and software to install and service complete management information systems in farms. The Destron transponders are of several types and are either injectable or external. Additionally, Destron typically supplies the product through VARs in a wide variety of industries. The most important of these is the laboratory animal market served by Bio Medic Data Systems, Inc., a highly sophisticated VAR and marketer with several patents and its own manufacturing capability. Most of the distributors and VARs have exclusive territories and markets with annual commitments. Certain major clients with special needs are served directly.

COMPANION ANIMALS

Dogs, cats and pets of all kinds present risk of loss, theft, disease transmission, and illness. In Europe, mainly because of the threat of disease transmission and the suffering of stray animals, an increasing number of countries require the identification of all companion animals. Moreover, the use of RFID is increasingly either a recommended option or the only acceptable method. Normally, the identification is done by a veterinarian, and Destron has developed sales distributorships to serve this particular market. Unlike the "volunteer" markets, such as the United States, where pet owners often do not use RFID to protect their companion animals, compliance rates in western Europe are over 75% of dogs identified where legislation is in effect. Although this business is not seasonal, it is irregular because purchases for official campaigns to identify dogs often are controlled by local governments.

Destron has appointed several exclusive distributors worldwide to serve this developing market for companion animal ID. Each distributor maintains a relationship with a computerized registry serving its franchised country or countries. These registries link the animal's unique ID number to information on its owner, providing electronic retrieval networks for the return of lost animals.

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

Under its distribution agreement with Destron, AnimalCare is responsible for soliciting purchasers of Destron's animal ID products in the United Kingdom and for all advertising, while Destron is obligated to provide products to AnimalCare and to provide general, technical, marketing and advertising support. In order to maintain its distribution rights, AnimalCare must meet certain minimum annual purchase commitments. The minimum purchase obligations were achieved in fiscal years 1999, 1998 and 1997. AnimalCare has established the companion animal infrastructure of Destron readers and sells Destron's products to key veterinary clinics. As a result, Destron's products have established strong name recognition and veterinary/shelter acceptance in the United Kingdom. Government approvals are not required in the United Kingdom for distribution of ID products for companion animals.

Merial is the world's largest animal health company and is the largest vaccine marketer in Europe. It markets Destron's products in connection with its own vaccines through its companion animal distribution channels. Merial sells Destron products under its own name, "INDEXEL". Merial also is establishing placement of Destron readers at the veterinary/shelter level and has undertaken a multicountry promotional effort through its direct sales force in continental Europe. Under its distribution agreement, Merial is responsible for obtaining necessary government approvals for distributing the products. Destron's initial five-year agreement with Merial was renewed in December 1990 for an additional term of 15 years ending February 28, 2005. Merial met its minimum purchase requirements under its distribution agreement for the fiscal period ended September 30, 1999.

In the United States, Schering-Plough distributes and markets the companion animal permanent identification products manufactured by the Company. Statistics from the United States Humane Society indicate that up to 20 million pets stray or are abandoned each year, and up to 13 million are euthanized annually. As a result, a large potential market exists for the Company's products. However, the domestic market has developed more slowly than the international markets because, at the present time, companion animal electronic identification is largely non-mandated in the United States. As of September 30, 1999, more than 450,000 companion animals in the United States had received injectable transponders and were included in the American Kennel Club's database registry.

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

FISH AND WILDLIFE

The tagging of fish, especially salmon, has been conducted for many years for identification in migratory studies and other purposes. Destron's injectable transponder has been accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

To date, several million Destron transponders have been sold for implanting into juvenile salmon to monitor their passage through the hydroelectric diversion systems of the Pacific Northwest. In fiscal 1997, the United States Department of Energy named the Company as its exclusive supplier of readers and microchips for a multi-year program to track salmon and steelhead trout migrating through hydroelectric dams in the Pacific Northwest. This business is entirely seasonal and is related to the timing of the salmon downstream runs.

LIVESTOCK

Countries that export significant quantities of meat or animals have recognized the potential uses of RFID to trace diseases or drug residues which could adversely affect sales of their products. An RFID system works well for this purpose because the animals are permanently identified with an encoded, injected transponder within a few weeks of birth and retain this identification through the point at which they are weighed and graded. Injection is generally considered to be the only feasible method of providing unalterable, complete life-cycle identification with reliability close to 100%. However, in the early phases of adoption, programs will include the use of electronic eartags and bolus which Destron can provide.

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

In fiscal 1996, the United States Department of Agriculture ("USDA") and the United States Food and Drug Administration ("FDA") approved the use of transponders for injection into livestock in the United States thereby permitting Destron to sell transponders for use in the United States livestock market. The Company plans to leverage its traditional core business of visual identification products in domestic and overseas markets to promote permanent electronic identification of livestock. As the size of farms has increased, automated permanent individual identification will become a desirable tool for managing large livestock herds. With over 4 billion livestock animals worldwide, the Company believes that implantable electronic identification devices or electronic ear tags will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock. However, the success of the Company's electronic identification product is contingent upon the customer's ultimate acceptance of this technology, the perceived economic value of the product and the technological and functional strengths of competing products.

Destron's distributors are primarily responsible for providing information and assistance to governmental agencies in the countries that they service in order to facilitate the adoption of RFID programs in which Destron's products can participate. Destron actively cooperates with its distributors in all such efforts.

MARKETING AND DISTRIBUTION OF VISUAL IDENTIFICATION PRODUCTS

The Company's visual identification products are sold through a long-established network of approximately 200 distributors. Fearing assists distributors with their inventory planning through a sophisticated computer network that monitors inventory levels and prepares reordering documents. Fearing bar codes all of its products, on a custom basis if requested, to enable distributors and dealers to control their inventories with scanners. The business is highly seasonal, concentrated between November and April.

PRODUCT DEVELOPMENT

Destron has developed substantially all of its own products internally, and it presently maintains an internal research and development department. This department is responsible for all new product development as well as for ongoing product technical support and maintenance. Destron supplements its design staff with several consulting and contract design engineering firms that specialize in areas that Destron considers outside its core technology focus. Contracted design work has included mechanical packaging, software development, and drafting/documentation support. Destron uses computer-based design technologies for electrical and mechanical design as well as for record keeping and documentation control. Research and development expenses for the Company were $802,000, $1,017,000, and $870,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

SIGNIFICANT CUSTOMERS

During the fiscal years ended September 30, 1999, 1998 and 1997, Pacific States Marine, a customer who uses the Company's product to identify fish, accounted for 11%, 18%, and 10% of the Company's sales, respectively. In addition, during fiscal 1999, 1998 and 1997, Merial, a distributor of Destron, accounted for 11%, 7%, and 16% of the Company's sales, respectively. The loss of either of these significant customers would have an adverse effect on the Company's operations.

BACKLOG

The Company generally produces goods to fill orders received and anticipated orders based on distributors' forecasts, and it also maintains inventories of finished goods to fill customer orders with short lead times. As a result, the Company generally has no significant backlog of orders, and any such backlog is not necessarily indicative of future sales.

COMPETITION

RFID

In the fisheries market, Destron enjoys a significant lead in technology when compared to its competitors. Destron's proposal to replace all existing installations under the control of the authority of the U.S. Department of Energy was accepted in September 1997. The Company also won the right to supply transponders to the related users for a number of years, including the largest single user of fisheries systems in the world. The competing bids were evaluated based upon product availability, performance and price.

In the companion animal market, there are two primary competitors, one in Europe and one in the United States. Other competitors are expected to enter the European market in 2000. Because Europe requires that all transponders comply with ISO standards, competition is based on features, distribution arrangements and price. In the United States, there is no standardization and, therefore, competition is based primarily on distribution arrangements.

In the livestock market, Destron has strong competition from one other firm, which is well-financed and is an effective marketer. Market acceptance of the ISO standards is accelerating; however, widespread adoption has not kept pace. Thus, competition is based on features, total system price, and distribution arrangements between incompatible systems. However, the market is relatively small at present, and it is moving toward standardization required for official disease control and residue traceback programs. The Company believes that pricing of systems components will become much more critical as a basis of competition. The Company plans to compete by providing ISO compliant systems and components at relatively low costs.

VISUAL IDENTIFICATION

The ear tag industry, which includes the insecticide ear tag segment, is highly competitive. Destron believes that it effectively competes with other manufacturers based primarily on its network of qualified and responsible distributors and its quality customer service approach.

PATENTS AND TRADE NAMES

Destron considers its patented technologies as important strategic and competitive assets in the RFID market for animal identification. Four key U.S. patents in RFID technology (Milheiser No. 5,041,826 - expiration August 20, 2008, Milheiser No. 4,730,188 - expiration March 8, 2005, Walton No. 4,546,241 - expiration October 8, 2003 and Taylor, Koturov, Bradin and Loeb No. 5,211,129 - expiration May 18, 2010) provide Destron with protection for its product designs. Destron's U.S. Patent No. 5,211,129 by Taylor et al. is an improved syringe implantable transponder for transmitting an identification signal for an animal. The Company considers this patent to have significant value. Destron has also applied for international patent protection in jurisdictions where it intends to focus its marketing efforts. Patents have been granted, or are pending, in Canada, Japan, New Zealand and European countries for the technologies of the two Milheiser patents and the Taylor, et.al. syringe injectable transponder patent.

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

OPERATIONS

The Company presently purchases its transponders solely from a European manufacturer which has the capability to produce up to 10 million transponders per year. The Company expects to continue the relationship with this supplier, although continuance of such purchases depends upon the competitiveness of the price, quality and delivery of the products purchased. The Company presently is evaluating additional sources for the purchase of transponders. If the Company experienced a disruption or termination of product supply from the sole European manufacturer, that event would have a materially adverse effect on the Company's RFID operations.

Destron supports its RFID manufacturing by using several outside contractors. These suppliers, located primarily in Minnesota, produce and repair some models of the Company's electronic readers and provide needle assembly and packaging and sterilization services for the sale of transponders.

Manufacturing of visual identification products is done in the Company's facility located in South St. Paul, Minnesota, and is supported by subcontract plastic injection molders located in the Minneapolis-St. Paul metropolitan area, Detroit, Michigan, and Chicago, Illinois.

GOVERNMENT REGULATION

Many of the products manufactured by Destron are subject to compliance with government agency requirements. Destron's readers are tested for compliance with the FCC Part 15 Regulations for Electromagnetic Emissions. When appropriate, products are also tested by independent product safety testing organizations to ensure that user injury hazards do not exist with respect to the equipment's operation and storage. In fiscal 1996, the USDA and the FDA approved the use of transponders for injection into livestock, thereby permitting Destron to sell transponders for use in the United States livestock market. Heretofore, most sales of Destron's transponders for use with livestock have been outside of the United States. The Company's current efforts to address the U.S. livestock market are principally based upon the use of electronic ear tags which currently do not require FDA approval. The Company believes that electronic ear tags and implantable electronic identification devices will be used in an increasing number of programs to manage herds, to reduce the loss of livestock, to implement feeding programs, and to track, control and eradicate diseased livestock. No FDA approval is currently required for transponders injected into fish because the transponders are injected into the fishes' abdominal cavities, which are discarded when the fish are processed. As a result, the transponders do not appear in any part of the fish that is used as food.

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

EMPLOYEES

As of September 30, 1999, Destron employed 60 full-time individuals, 25 of whom are represented by the United Food and Commercial Workers' Union. The Company has not experienced any work stoppages. Destron believes that its employee relations are good.

IMPORTANT FACTORS

DEPENDENCE ON PROPRIETARY PROTECTION

The Company's success depends partly on its ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the steps the Company has taken to protect its intellectual property will prevent its misappropriation or circumvention. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that the Company's existing patents, or any patents that may be issued in the future, will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in the Company's favor. The Company also relies to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that the Company can meaningfully protect its rights to such unpatented proprietary technology.

LITIGATION

As described in the portion of this Annual Report on Form 10-K entitled "Part I. -- Item 3. -- Legal Proceedings," the Company is involved in patent litigation in the United States District Court of the District of Colorado and the United States District Court for the District of Minnesota. While the Company's management continues to believe that the final outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation. In addition, the Company will continue to incur additional legal costs in connection with pursuing and defending such actions.

NEGATIVE FACTORS AFFECTING ANIMAL IDENTIFICATION MARKET

To date, the electronic animal identification market has been negatively affected by such factors as food safety concerns, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures, FDA reviews, United States Federal Communications Commission ("FCC") approvals, and slaughterhouse removal of transponders. In addition, certain foreign governmental standards which require specific codes may limit the Company's ability to sell transponders from its current inventory in such countries. With respect to sales of electronic identification devices for fish, many of the principal customers are government contractors that rely on funding from the United States government, and thus this market could be adversely affected by any decline in the availability of government funds. There can be no assurance that the Company will not be adversely affected by these and other factors described herein affecting the animal identification market.

DEPENDENCE ON PRINCIPAL CUSTOMERS

In the fiscal years ended September 30, 1999, 1998 and 1997, Pacific States Marine, a customer that uses the Company's products to identify fish, accounted for 11%, 18% and 10% of the Company's sales, respectively. Also during fiscal 1999, 1998 and 1997, Merial, a distributor of Destron's products, accounted for 11%, 7% and 16% of the Company's sales, respectively. The loss of, or a significant reduction in, orders from these or the Company's other major customers has had and could have a material adverse effect on the financial condition and results of operations of the Company.

RELIANCE ON EXPORT SALES

Export sales by the Company to locations outside of the United States (including those in Canada) constituted approximately 28%, 22% and 30% for the years ended September 30, 1999, 1998, and 1997, respectively. The Company generally sells its products at prices quoted in U.S. dollars to limit the risks associated with currency exchange rate fluctuations. However, fluctuations in foreign exchange rates may adversely affect the Company's ability to compete against local product offerings and adversely affect the Company's results of operations. In addition, export sales expose the Company to the risks inherent in international sales, including unpredictable and inconsistent regulatory requirements, political and economic changes and disruptions, tariffs or other restrictions on unencumbered trade, transportation or shipping delays, and difficulties in staffing and managing foreign operations.

COMPETITION

The market for visual and electronic identification for companion animals and livestock is highly competitive. Specifically, the Company is aware of 4 principal competitors who have developed permanent electronic identification devices for the companion animal market. In addition, other companies could enter the market. Certain of the Company's competitors have substantially greater financial and other resources than the Company. There can be no assurance that the Company will compete successfully with its current and future competitors, or that such competitors will not succeed in developing or marketing technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive.

RESTRICTIONS IMPOSED BY GOVERNMENT REGULATION

The Company is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. The Company is required to obtain regulatory approval before marketing most of its products. The Company's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and its insecticide products have been approved by the U.S. Environmental Protection Agency (the "EPA") and are produced under EPA regulations. Sales of insecticide products are incidental to the Company's primary business and do not represent a material part of its operations. The Company's products also are subject to compliance with foreign government agency requirements. The Company's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell the

Company's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such actions could materially adversely affect the Company's business.

DEPENDENCE ON RETENTION AND ATTRACTION OF KEY EMPLOYEES

The Company's operations are materially dependent upon the services of Randolph
K. Geissler, its Chief Executive Officer and President. The loss of Mr. Geissler's services could have a material adverse effect on the Company's operating results. The Company also is dependent on the principal members of its management, marketing and technical staff, the loss of whose services might impede the achievement of the Company's business objectives. Furthermore, recruiting and retaining additional qualified management, marketing and technical personnel will also be important to the Company's success. The Company has no key person insurance covering its officers or other employees. It has non-compete agreements only with Mr. Geissler and Mr. James P. Santelli, its Chief Financial Officer, but with no other officers or employees. There can be no assurance that the Company will be able to retain skilled and experienced management, marketing and technical personnel on acceptable terms, given the competition for such experienced individuals.

YEAR 2000 ISSUES

During the first quarter of fiscal 1998, the Company upgraded major portions of its information systems to ensure Year 2000 compliance. In addition, the Company solicited and received representations from its customers, suppliers and service providers to evaluate their Year 2000 preparedness. While the Company believes that its own upgraded information systems will satisfy Year 2000 computing requirements, it cannot assure that the systems of its customers, suppliers and service providers will do so in a timely manner. A failure by any of these systems to satisfy Year 2000 computing requirements in a timely manner, or in a manner that is incompatible with the Company's systems, could have a material adverse effect on the Company's business, results of operations and financial condition.

IMPACT OF SALE OF SHARES; SHARES ELIGIBLE FOR FUTURE SALE

As of November 30, 1999, the Company had 13,479,387 shares of common stock outstanding and had warrants and stock options outstanding to purchase an additional 1,945,000 shares. The sale of shares of common stock which may become eligible for sale in the public market from time to time upon the exercise of warrants and stock options and upon the expiration of holding periods applied to securities sold in private placements could have the effect of depressing the market price for the Company's common stock.

POTENTIAL VOLATILITY OF STOCK PRICE

The market price of the Company's common stock may be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, losses of significant customers, government regulations, changes in the outlook of the Company's industry, developments in or disputes regarding patent or other proprietary rights, economic and other external factors, general market conditions, and other events or factors, including the factors described in this Annual Report on Form 10-K, may have a significant effect on the market price of the Company's common stock.

RISKS OF LOW-PRICED STOCK

In November 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock would be delisted from The Nasdaq SmallCap Market if the closing bid price did not trade at or above $1.00 for ten consecutive trading days before February 17, 1999. As described in the portion of this Annual Report on Form 10-K entitled "Part I --Item 3--Legal Proceedings," at the annual meeting of shareholders held on January 29, 1999, the stockholders authorized the Company's Board of Directors to carry out a reverse stock split of the common stock at any time before April 1, 1999, if the split was necessary to increase the price of the common stock to avoid delisting. However, the closing bid price of the Company's common stock subsequently traded at or above $1.00 for ten consecutive trading days, and thus the Company's common stock was not delisted from The Nasdaq SmallCap Market and the reverse stock split was not effected.

If the shares of the Company's common stock were to be suspended or delisted from The Nasdaq Stock Market, the common stock would be subject to rules under the Securities Exchange Act of 1934 which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and to persons other than "accredited investors." (The term "accredited investors" includes individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by such rules, a broker-dealer must make a special suitability determination of the purchase and must have received the purchaser's written consent to the transaction prior to the sale. Consequently, such rules, if applicable, could negatively affect the ability of broker-dealers to sell shares of the Company's common stock.

In addition, the Commission has enacted rules that define a "penny stock" to be any equity security that has a price (as therein defined) of less than $5.00 per share, subject to certain exceptions, including securities listed on an exchange and, generally, securities quoted on The Nasdaq Stock Market. As of the date of this Annual Report on Form 10-K, the Company's common stock was exempt from the "penny stock" rules because it was quoted on The Nasdaq SmallCap Market, which is part of The Nasdaq Stock Market. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("Commission") relating to the penny stock market. Disclosure also is required to be made regarding the risks of investing in penny stocks in both public offerings and in secondary trading and regarding commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. If shares of the Company's common stock are no longer quoted on The Nasdaq Stock Market or are not otherwise exempt from the provisions of the Commission's penny stock rules, such rules may adversely affect the ability of broker-dealers to sell shares of the Company's common stock.

ABSENCE OF DIVIDENDS

The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current agreement with its principal lender prohibits the payment by the Company of dividends.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW

The Delaware Business Corporations Act has certain provisions which may, in effect, deter, or make difficult, a change in control, merger or other acquisition of the Company. The existence of these provisions could depress the market price of the Company's common stock.

ITEM 2.    PROPERTIES

The Company owns one facility of approximately 25,000 square feet in South St. Paul, Minnesota. The facility consists of the corporate headquarters in approximately 5,000 square feet of office space, approximately 10,000 square feet of manufacturing space, and approximately 10,000 square feet of distribution space. All of this space is fully utilized.

Manufacturing demand for visual identification products ranges from a seasonal low of 50% of capacity to a seasonal high of 100%, which is accomplished through two work shifts and weekend production. The demand for RFID products has less seasonality and, on average, utilizes approximately 40% of the Company's production capacity. Demand can reach 100% of capacity, however, when initial orders are filled for new, incremental customers.

ITEM 3.    LEGAL PROCEEDINGS

COLORADO PATENT ACTIONS

On January 8, 1996, the Company commenced a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of $444,000, including prejudgment interest. The defendants appealed the judgment against them, and the Company cross-appealed the failure of the court to increase Destron's damages. On July 24, 1997, the Court of Appeals for the Federal Circuit affirmed the trial court's judgment, holding that the Company's patent is valid and was willfully infringed by the competitors. However, the Court of Appeals remanded to the trial court for further proceedings to determine whether the Company engaged in inequitable conduct in prosecuting the patent application before the United States Patent Office.

On November 7, 1997, the U.S. District Court of Colorado, on remand on the issue of inequitable conduct, found no intent on the part of the Company to deceive the Patent Office, and therefore that no inequitable conduct occurred and the Company's '129 patent was enforceable. On February 9, 1998, the District Court Judge issued an Order containing findings and conclusions and entered a Third Amended Judgment confirming the Court's finding of no inequitable conduct. The defendants appealed this decision. On January 26, 1999, the Court of Appeals affirmed the judgment of the District Court and the defendants did not seek reconsideration by the appellate court nor review by the United States Supreme Court. Thus, the judgment that the Company's patent is valid, enforceable and willfully infringed is now final.

Further, during the pendency of the first appeal, the Company pursued a first contempt action against certain defendants for willful violations of the District Court's permanent injunction. On November 7, 1997, a Magistrate Judge of the District Court recommended that the defendants be found in willful contempt of the permanent injunction and that the Company should be awarded double damages, amounting to $33,000, as well as attorneys' fees and costs. On February 9, 1998, the District Court Judge issued an Order adopting the Magistrate's recommendation that the defendants were in contempt.

On January 23, 1998, the Company filed a second Motion for Contempt against certain defendants. Following a March 27, 1998 hearing, on April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID 100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. This appeal is fully briefed and oral argument is anticipated in February 2000. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31, 471.54 and ordered the defendants to pay this amount within ninety days.

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

On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit was stayed by agreement of all parties pending the outcome of the appeal of the Colorado action.

Although the Appeal in the Colorado action has been completed and the judgement in the Colorado action is final, the plaintiffs in the Minnesota litigation have not elected to vacate the stay, and hence the Minnesota action remains inactive.

MINNESOTA CLASS ACTION

On January 28, 1999, a class action lawsuit was commenced against the Company in the United States District Court on behalf of persons who were shareholders of record of the Company's common stock on December 29, 1998 and received the Company's Proxy Statement dated December 29, 1998 ("Proxy Statement") for the Company's annual meeting of stockholders to be held on January 29, 1999 ("Annual Meeting"). The complaint principally alleged violations of federal securities laws based on disclosures in the Proxy Statement. The plaintiffs alleged that the Proxy Statement failed to inform the stockholders of their ability to exercise dissenters' rights in connection with the proposed reverse stock split described in the Proxy Statement. The Company believed the plaintiffs' case had no merit because the Proxy Statement contained a complete and accurate description of the reverse stock split, including the absence of dissenters' rights.

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

At the January 29, 1999 Annual Meeting, the shareholders authorized the Company's Board of Directors to carry out the reverse stock split at any time before April 1, 1999. Due to increases in the price of the Company's common stock as quoted on The Nasdaq SmallCap Market, the Board determined to forgo the reverse stock split and allowed its authority to effect the stock split to expire unexercised on April 1, 1999. In view of that development, the plaintiffs in the class action lawsuit agreed to dismiss the complaint with prejudice and without any further cost to the Company. Based on this agreement, on July 29, 1999, Judge Rosenbaum dismissed the plaintiffs' complaint with prejudice and without costs to either party. Thus, this matter has been concluded.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999 ended September 30, 1999 or during the period from that date to the date of this Annual Report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on The Nasdaq SmallCap Market under the symbol "DFCO." The table below sets forth the high and low sales prices for the common stock during each quarter in the two fiscal years ended September 30, 1999 as provided by The Nasdaq SmallCap Market. On November 30, 1999, the Company had approximately 352 stockholders of record.

PRICE RANGE OF COMMON STOCK

                             Fiscal Year Ended                                 Fiscal Year Ended
                            September 30, 1999                                 September 30, 1998
                            ------------------                                 ------------------
                         High               Low                              High               Low
                         ----               ---                              ----               ---
First                    $1.25             $0.56                            $3.50              $1.56
Second                   $1.25             $0.63                            $1.94              $1.50
Third                    $1.75             $0.75                            $2.00              $1.31
Fourth                   $3.13             $1.31                            $1.69              $0.63


DIVIDEND POLICY

Certain of the Company's debt agreements prohibit the payment of dividends. To date, Destron has not paid any cash dividends on its Common Stock, and it does not anticipate doing so in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended September 30, 1999, which are derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited. The consolidated financial statements and notes thereto as of September 30, 1999 and 1998, and for the years ended September 30, 1999, 1998 and 1997, and the report of Arthur Andersen LLP thereon are included elsewhere in this Annual Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                     Fiscal Year Ended September 30
(in thousands except per share data)    1999        1998         1997           1996         1995
                                     ---------  -----------   ----------    -----------   ----------
STATEMENT OF OPERATIONS
DATA:

   Total revenue                     $ 18,548     $ 12,601      $ 12,889      $ 10,830      $ 16,234
   Gross profit                         7,552        3,353         4,311         2,296         5,745
   Income (loss) from operations        3,154       (1,980)         (772)       (3,855)          695
   Extraordinary gain                     472            -             -             -             -
   Net income (loss)                    3,546       (1,980)         (772)       (3,855)          661
   Net income (loss) per
      common share - basic               0.27        (0.15)        (0.06)        (0.33)         0.06
                   - diluted             0.26        (0.15)        (0.06)        (0.33)         0.06

BALANCE SHEET DATA:

   Working capital                   $  5,449     $  1,407         5,566         1,264           893
   Total assets                        11,146       11,563        12,682        13,022        13,496
   Current liabilities                  1,929        6,170         2,923         7,038         7,111
   Long-term debt obligations,
     net of current portion               796          677         3,121         1,688           281
   Shareholders' equity                 8,421        4,716         6,638         4,296         6,104


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Revenue in fiscal 1999 of $18,548,000 was 47% higher than fiscal 1998 revenues of $12,601,000. Sales of electronic products increased 85% to $12,496,000. Sales to the international companion pet market grew more than $2,000,000 as a result of broad acceptance of the microchip technology in the United Kingdom and legislation requiring positive identification in other countries. Sales in the fish and wildlife markets also increased more than $2,500,000 as the Company successfully introduced its new high performance microchip readers for specialized high speed data acquisition. Sales to the North American companion pet market also grew by approximately $500,000. Revenue from visual identification products was up 3% from fiscal 1998 primarily due to a favorable product mix.

Gross profit as a percent of revenue was 41% in fiscal 1999 compared to 27% in fiscal 1998. The higher margin in fiscal 1999 resulted from a significant reduction in scrap and rework costs, relative to fiscal 1998, when significant costs were incurred to improve the operating performance of electronic readers through replacements and upgrades. In addition, the higher volumes and favorable product sales mix also contributed to the increased margin.

Selling, general and administrative expenses decreased to $3,228,000 in fiscal 1999 compared to $3,774,000 in fiscal 1998. The reduction was primarily due to savings associated with personnel reductions and reduced legal expenses related to patent litigation.

Research and development expenses were $802,000 in fiscal 1999 versus $1,017,000 in fiscal 1998. The lower spending in fiscal 1999 resulted primarily from reduced use of outside engineering and consulting resources.

Interest and other expense was $368,000 in fiscal 1999 compared to $542,000 in fiscal 1998. The lower expense in fiscal 1999 was primarily due to reduced interest expense associated with the reductions in long term debt and line of credit usage.

In the second quarter of fiscal 1999, the Comapny recorded an extraordinary gain of $472,000 resulting from restructuring a vendor note. In a transaction involving the sale of the note to a third party, the debt was reduced as of March 1, 1999 to $1,529,000 at 9 1/4% interest from $2,352,000 at 11 1/4%
interest. In connection with this restructuring, the Company also issued five-year warrants to the noteholder to purchase 275,000 shares of common stock at $1.00 per share. Net of costs directly associated with the restructuring, the total gain on the transaction was $693,000, of which $221,000 will be recognized in the form of lower interest expense over the life of the note.

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

Research and development expenses were $1,017,000 in fiscal 1998 compared to $870,000 in the previous year. The higher spending in fiscal 1998 primarily resulted from the salaries of new personnel and increased use of outside engineering resources that were retained to develop enhanced scanning products for the United States fisheries industry.

Interest and other expenses of $542,000 remained relatively unchanged between fiscal 1998 and 1997.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at September 30, 1999 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for the next twelve months. Also see discussion below regarding additional liquidity and cash flow considerations.

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

The Company's operating activities provided net cash of $3,611,000 during the year ended September 30, 1999, principally relating to net income of $3,546,000, depreciation and amortization of $497,000, and a net decrease in inventories and receivables of $1,381,000, which were offset in part by the non-cash gain on debt restructuring and changes in customer deposits and other operating items.

The Company's investing activities used $279,000, $268,000 and $192,000 for the purchase of fixed assets during fiscal 1999, 1998 and 1997, respectively. The Company expects to expend approximately $250,000 for fixed asset additions in fiscal 2000.

Destron's financing activities used net cash of $2,409,000 during fiscal 1999. The funds were used primarily to reduce long term debt obligations and to repay line of credit borrowings and were provided by cash flow from operations.

As of September 30, 1999, the Company had net working capital of $5,449,000, which represents a $4,042,000 increase in working capital from September 30, 1998. The Company's balance sheet as of September 30, 1999 reflected a current ratio of 3.8 to 1. The debt restructuring described above reduced overall debt levels and allowed the reclassification of a significant portion of the Company's debt from short-term debt to long-term debt, thereby substantially improving the Company's working capital position.

The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement has been renewed through June 30, 2001, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of 8% per annum or prime plus 1-3/4%. At September 30, 1999, the Company had no outstanding borrowings under the facility and had a maximum availability under the borrowing formula of $2,021,000.

In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of a trade payable was converted into a promissory note. In March 1999, the note was restructured as described above under "Results of Operations". In May 1999, the Company made a one-time payment of $600,000 to further accelerate payment of the note. The Company plans to continue making monthly payments of $50,000 until the restructured note is paid in full in November 2000. While management believes that this restructuring will improve the Company's ability to meet its ongoing cash flow requirements in the foreseeable future, there can be no assurance in this regard.

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

The Company has evaluated the Year 2000 preparedness of its customers, suppliers and service providers by soliciting representations and assurances from such third parties. If these representations and assurances prove to be inadequate, the Company's business, financial condition and results of operations could be adversely affected. With regard to its manufactured electronic products, the Company believes that its embedded technologies are Year 2000 compliant.

The Company has prepared contingency plans to address any remaining exposures to year 2000 matters. There can be no assurance that these plans will successfully mitigate all Year 2000 risks.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize derivative or other financial instruments for hedging or speculative purposes, and accordingly, is not exposed to these types of market risk. The Company is subject to interest rate risk related to its outstanding line of credit and other borrowings and any existing money market or other investment amounts. The Company's line of credit bears interest at a rate based on the prim elending rate, and any money market investments also earn interest based on market rates. The Company's long-term notes bear interest at a fixed rate. Based on current interest rate conditions, the Company does not believe that it is exposed to significant associated market risk.

The Company's transactions are currently conducted and accounts are denominated in United States dollars, and as such, the Company does not currently have exposure to foreign currency risk.

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

                                    PART III

ITEM 10.   DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under the caption "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE REFERENCE
                                                                                            --------------
Report of Independent Public Accountants                                                          F-1
Consolidated Balance Sheets as of September 30, 1999 and 1998                                     F-2
Consolidated Statements of Operations for the Years Ended
    September 30, 1999, 1998 and 1997                                                             F-3
Consolidated Statements of Shareholders' Equity for the Years Ended
    September 30, 1999, 1998 and 1997                                                             F-4
Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1999, 1998 and 1997                                                             F-5
Notes to Consolidated Financial Statements                                                        F-6


(a)(2) FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Destron Fearing Corporation:

Our audits of the consolidated financial statements of Destron Fearing Corporation for each of the three years in the period ended September 30, 1999 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on this page is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

   Minneapolis, Minnesota,
   November 5, 1999

SCHEDULE II


FISCAL YEAR                                         Balance at     Additions      Deductions     Balance at
-----------                                         Beginning      Charged to     or             end of
                                                    of Year        Expense        Write-offs     Year
                                                    ---------    -----------    -------------   ------------
     1999      Allowance for Doubtful Accounts      $ 134,000    $    13,000    $         -     $  147,000
     1998      Allowance for Doubtful Accounts      $ 127,000    $    12,000    $     5,000     $  134,000
     1997      Allowance for Doubtful Accounts      $  75,000    $    52,000    $         -     $  127,000


(a)(3) EXHIBITS


Exhibit
Number                                      Description
-------                                     -----------

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

   3.2    Bylaws of Destron/IDI, Inc., a Delaware corporation. Filed as
          Exhibit 3.4 to the Company's S-4 Registration Statement.

   3.3 Amendment to Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 2, 1994. Filed as Exhibit
          3.5 to the Company's 1995 Annual Report on Form 10- KSB.



  Exhibit
  Number                                    Description
---------                                   -----------
  10.1    License Agreement between the Company and Charles A. Walton dated
          June 5, 1991. Filed as Exhibit 10(m) to the Company's Form 10
          Registration Statement.

  10.2    License Agreement between Identification Devices, Inc. and Bio Medic
          Data Systems, Inc. dated May 16, 1986. Filed as Exhibit 10(n) to the
          Company's Form 10 Registration Statement.

  10.3    License Agreement between the Company and Anitech Identification
          Systems, Inc. dated November 11, 1988. Filed as Exhibit 10(p) to the
          Company's Form 10 Registration Statement.

  10.4 Distribution Agreement between the Company and AnimalCare Limited dated May 25, 1989. Filed as Exhibit 10(s) to the Company's Form 10
          Registration Statement.

  10.5    Distribution Agreement between the Company and Rhone Merieux dated
          September 26, 1989 and amendments. Filed as Exhibit 10(t) to the
          Company's Form 10 Registration Statement.

  10.6    Distribution Agreement between the Company and Animal Electronics ID
          Systems PTY Limited dated December 1, 1989. Filed as Exhibit 10(x) to the Company's Form 10 Registration Statement.

  10.7    Distribution Agreement between the Company and Electronic Livestock
          Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ad) to the
          Company's Form 10 Registration Statement.

  10.8    Development Agreement between the Company and Electronic Livestock
          Systems, Inc. dated January 23, 1990. Filed as Exhibit 10(ae) to the
          Company's Form 10 Registration Statement.

  10.9    License Agreement between the Company and Anitech Identification
          Systems, Inc., dated February 1, 1990. Filed as Exhibit 10(af) to the
          Company's Form 10 Registration Statement.

  10.10   Distribution Agreement between the Company and Animal Electronics ID
          Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ag) to the Company's Form 10 Registration Statement

  10.11   Development Agreement between the Company and Animal Electronics ID
          Systems PTY Limited dated February 1, 1990. Filed as Exhibit 10(ah) to the Company's Form 10 Registration Statement

  10.12   Distribution Agreement between the Company and Identity Devices (PTY)
          Ltd. dated July 1, 1990. Filed as Exhibit 10(al) to the Company's Form
          10 Registration Statement.

  10.13   Distribution Agreement between the Company and Identity Devices (PTY)
          Ltd. dated July 31, 1990. Filed as Exhibit 10(am) to the Company's
          Form 10 Registration Statement.

  10.14   Development Agreement between the Company and Identity Devices (PTY)
          Ltd. dated July 31, 1990. Filed as Exhibit 10(an) to the Company's
          Form 10 Registration Statement.



Exhibit
Number                                      Description
-------                                     -----------
  10.15   Distribution Agreement between the Company and Anitech Identification
          Systems, Inc. dated April 22, 1991. Filed as Exhibit 10(ao) to the
          Company's Form 10 Registration Statement.

  10.16 Destron/IDI, Inc. Employee Stock Option Plan. Filed as Exhibit 10.42 to the Company's 1992 Annual Report on Form 10-K.

  10.17   Destron/IDI, Inc. Nonemployee Director Stock Option Plan. Filed as
          Exhibit 10.43 to the Company's 1992 Annual Report on Form 10-K.

  10.18 Employment Agreement between the Company and Randolph K. Geissler dated November 12, 1993. Filed as Exhibit 10.48 to the Company's 1993
          Transition Report on Form 10-KSB.

  10.19   Promissory Note, dated June 1, 1997, issued by the Company to Hughes
          Microelectronics Europa Espana S.A. Filed as Exhibit 10.32 to the
          Company's 1997 Annual Report on Form 10-K.

  10.20   Loan and Security Agreement, dated June 25, 1997, with Coast Business
          Credit. Filed as Exhibit 10.33 to the Company's 1997 Annual Report on
          Form 10-K.

  10.21 Amendment No. 1 to Promissory Note dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1999.

  10.22 Warrant Agreement dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc. Filed as Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1999.

  21.1    List of subsidiaries of Destron Fearing Corporation. Filed as
          Exhibit 22.1 to the Company's 1995 Annual Report on Form 10-KSB.

  23.1    * Consent of Arthur Andersen LLP.

  27.1    *Financial Data Schedule.

-------------------------

* Filed herewith.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1999 or during the period from the end of that quarter to the date of this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DESTRON FEARING CORPORATION

Date:   December 23, 1999

                                By:      /s/ Randolph K. Geissler
                                         --------------------------------------
                                         Randolph K. Geissler, Chief Executive
                                         Officer,  President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                        Title                             Date
---------------------------------                     --------------------------        -----------------------
                  /s/ Randolph K. Geissler            Chief Executive Officer,            December 23, 1999
                  ------------------------------      President and Director
Randolph K. Geissler

                  /s/ James P. Santelli               Vice President, Chief               December 23, 1999
                  ---------------------------         Financial Officer, Secretary,
James P. Santelli                                     Treasurer and Principal
                                                      Accounting Officer


                  /s/ John R. Beattie                 Director                            December 23, 1999
                  -------------------------------
John R. Beattie

                  /s/ Stanley Goldberg                Director                            December 23, 1999
                  -----------------------------
Stanley Goldberg

                  /s/ David A. Henderson              Director                            December 23, 1999
                  ---------------------------
David A. Henderson

                  /s/ Richard E. Jahnke               Director                            December 23, 1999
                  ----------------------------
Richard E. Jahnke

                  /s/ Gary S. Kohler                  Director                            December 23, 1999
                  -------------------------------
Gary S. Kohler

                  /s/ Kenneth D. Larson               Director and                        December 23, 1999
                  ----------------------------        Chairman
Kenneth D. Larson


                  /s/ Thomas J. Patin                 Executive Vice President            December 23, 1999
                  -----------------------------       General Counsel and Director
Thomas J. Patin


                  /s/ Douglas M. Pihl                 Director                            December 23, 1999
                  ------------------------------
Douglas M. Pihl


Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File Nos. 333-22381, 333-2080, 33-88574 and 333-64835.

                                                    ARTHUR ANDERSEN LLP

   Minneapolis, Minnesota,
   December 23, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Destron Fearing Corporation:

We have audited the accompanying consolidated balance sheets of Destron Fearing Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Destron Fearing Corporation and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.




                                           ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   November 5, 1999

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                               As of September 30

                                                                                           1999               1998
                                                                                        -----------        -----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                                 $ 1,027,000        $   104,000
   Accounts receivable, net of allowance for doubtful accounts of $147,000 and
      $134,000                                                                            1,757,000          2,212,000
   Inventories                                                                            3,827,000          4,753,000
   Vendor deposits                                                                          665,000            475,000
   Prepaid expenses and other current assets                                                102,000             33,000
                                                                                        -----------        -----------
               Total current assets                                                       7,378,000          7,577,000

PROPERTY AND EQUIPMENT, net                                                               1,808,000          1,922,000

GOODWILL, net                                                                             1,833,000          1,917,000

OTHER ASSETS, net                                                                           127,000            147,000
                                                                                        -----------        -----------
                                                                                        $11,146,000        $11,563,000
                                                                                        -----------        -----------
                                                                                        -----------        -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                       $         -        $ 1,278,000
   Accounts payable                                                                         695,000            988,000
   Customer deposits                                                                              -            865,000
   Accrued liabilities                                                                      571,000            495,000
   Current portion of long-term obligations                                                 663,000          2,544,000
                                                                                        -----------        -----------
               Total current liabilities                                                  1,929,000          6,170,000

LONG-TERM OBLIGATIONS, net of current portion                                               796,000            677,000
                                                                                        -----------        -----------
               Total liabilities                                                          2,725,000          6,847,000
                                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized; 13,443,000 and
      13,354,000 shares issued and outstanding                                              135,000            134,000
   Common stock warrants                                                                    100,000                  -
   Additional paid-in capital                                                            19,904,000         19,846,000
   Accumulated deficit                                                                  (11,718,000)       (15,264,000)
                                                                                        -----------        -----------
               Total shareholders' equity                                                 8,421,000          4,716,000
                                                                                        -----------        -----------
                                                                                        $11,146,000        $11,563,000
                                                                                        -----------        -----------
                                                                                        -----------        -----------

    The accompanying notes are an integral part of these consolidated balance sheets.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                        For the Years Ended September 30

                                                                             1999                 1998                  1997
                                                                         ------------         ------------         ------------
NET SALES                                                                $ 18,548,000         $ 12,601,000         $ 12,889,000
                                                                         ------------         ------------         ------------
COSTS AND EXPENSES:
   Cost of sales                                                           10,996,000            9,248,000            8,578,000
   Selling, general and administrative                                      3,228,000            3,774,000            3,651,000
   Research and development                                                   802,000            1,017,000              870,000
   Interest expense and other                                                 368,000              542,000              562,000
                                                                         ------------         ------------         ------------
               Total costs and expenses                                    15,394,000           14,581,000           13,661,000
                                                                         ------------         ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES                                           3,154,000           (1,980,000)            (772,000)

PROVISION FOR INCOME TAXES                                                     80,000                    -                    -
                                                                         ------------         ------------         ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                 3,074,000           (1,980,000)            (772,000)

EXTRAORDINARY GAIN ON DEBT RESTRUCTURING (Note 3)                             472,000                    -                    -
                                                                         ------------         ------------         ------------
NET INCOME (LOSS)                                                        $  3,546,000         $ (1,980,000)        $   (772,000)
                                                                         ------------         ------------         ------------
                                                                         ------------         ------------         ------------
NET INCOME (LOSS) PER COMMON SHARE:
   Basic-
      Net income (loss) before extraordinary gain                        $       0.23         $      (0.15)        $      (0.06)
      Extraordinary gain                                                         0.04                    -                    -
                                                                         ------------         ------------         ------------
                                                                         $       0.27         $      (0.15)        $      (0.06)
                                                                         ------------         ------------         ------------
                                                                         ------------         ------------         ------------

   Diluted-
      Net income (loss) before extraordinary gain                        $       0.23         $      (0.15)        $      (0.06)
      Extraordinary gain                                                         0.03                    -                    -
                                                                         ------------         ------------         ------------
                                                                         $       0.26         $      (0.15)        $      (0.06)
                                                                         ------------         ------------         ------------
                                                                         ------------         ------------         ------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
      Basic                                                                13,377,000           13,315,000           12,886,000
                                                                         ------------         ------------         ------------
                                                                         ------------         ------------         ------------
      Diluted                                                              13,483,000           13,315,000           12,886,000
                                                                         ------------         ------------         ------------
                                                                         ------------         ------------         ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the Years Ended September 30, 1999, 1998 and 1997

                                                            Common Stock       Common    Additional                    Total
                                                        -------------------    Stock      Paid-In      Accumulated  Shareholders'
                                                         Shares     Amount    Warrants    Capital        Deficit       Equity
                                                        ---------- ---------  ---------- ------------ -----------   -------------
BALANCE, September 30, 1996                             11,641,000  $116,000    $      -  $16,692,000 $(12,512,000)  $4,296,000
   Issuance of common stock in private placements        1,650,000    17,000           -    3,092,000            -    3,109,000
   Issuance of common stock upon exercise of
      stock options                                          3,000         -           -        5,000            -        5,000
   Net loss                                                      -         -           -            -     (772,000)    (772,000)
                                                        ---------- ---------  ---------- ------------ -----------   -------------

BALANCE, September 30, 1997                             13,294,000   133,000           -   19,789,000  (13,284,000)   6,638,000
   Issuance of common stock upon exercise of stock
      options and warrants                                  60,000     1,000           -       57,000            -       58,000
   Net loss                                                      -         -           -            -   (1,980,000)  (1,980,000)
                                                        ---------- ---------  ---------- ------------ -----------   -------------

BALANCE, September 30, 1998                             13,354,000   134,000           -   19,846,000  (15,264,000)   4,716,000
   Issuance of common stock upon exercise of
      stock options                                         89,000     1,000           -       58,000            -       59,000
   Issuance of common stock warrants                             -         -     100,000            -            -      100,000
   Net income                                                    -         -           -            -    3,546,000    3,546,000
                                                        ---------- ---------  ---------- ------------ -----------   -------------

BALANCE, September 30, 1999                             13,443,000  $135,000    $100,000  $19,904,000 $(11,718,000)  $8,421,000
                                                        ---------- ---------  ---------- ------------ -----------   -------------
                                                        ---------- ---------  ---------- ------------ -----------   -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        For the Years Ended September 30

                                                                                1999                1998                1997
                                                                             -----------         -----------         -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                         $ 3,546,000         $(1,980,000)        $  (772,000)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities-
         Depreciation and amortization                                           497,000             475,000             494,000
         Extraordinary gain on debt restructuring                               (472,000)                  -                   -
         Equity in income of joint venture and other                                   -                   -             225,000
         Change in operating items:
            Accounts receivable                                                  455,000            (301,000)           (895,000)
            Inventories                                                          926,000             539,000           1,927,000
            Vendor deposits                                                     (190,000)           (313,000)           (162,000)
            Prepaid expenses and other current assets                            (69,000)             16,000             (21,000)
            Accounts payable and accrued liabilities                            (217,000)            487,000            (839,000)
            Customer deposits                                                   (865,000)            865,000                   -
                                                                             -----------         -----------         -----------
               Net cash provided by (used in) operating activities             3,611,000            (212,000)            (43,000)
                                                                             -----------         -----------         -----------

INVESTING ACTIVITIES:
   Purchase of fixed assets                                                     (279,000)           (268,000)           (192,000)
                                                                             -----------         -----------         -----------
               Net cash used in investing activities                            (279,000)           (268,000)           (192,000)
                                                                             -----------         -----------         -----------

FINANCING ACTIVITIES:
   Issuance of common stock, net                                                  59,000              58,000           3,114,000
   Repayments of long-term obligations                                        (1,190,000)         (1,454,000)         (1,350,000)
   Net borrowings (repayments) on bank lines of credit                        (1,278,000)            905,000            (493,000)
                                                                             -----------         -----------         -----------
               Net cash provided by (used in) financing activities            (2,409,000)           (491,000)          1,271,000
                                                                             -----------         -----------         -----------
NET CHANGE IN CASH                                                               923,000            (971,000)          1,036,000

CASH, beginning of year                                                          104,000           1,075,000              39,000
                                                                             -----------         -----------         -----------
CASH, end of year                                                            $ 1,027,000         $   104,000         $ 1,075,000
                                                                             -----------         -----------         -----------
                                                                             -----------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                             $   385,000         $   549,000         $   512,000
                                                                             -----------         -----------         -----------
                                                                             -----------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Conversion of trade payable to term loan                                   $        -         $         -         $ 4,290,000
                                                                             -----------         -----------         -----------
                                                                             -----------         -----------         -----------
   Issuance of common stock warrants in connection with
      debt restructuring                                                     $   100,000         $         -          $        -
                                                                             -----------         -----------         -----------
                                                                             -----------         -----------         -----------


   The accompanying notes are an integral part of these consolidated financial statements.

                  DESTRON FEARING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

1.   DESCRIPTION OF BUSINESS AND RISK FACTORS:

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

During fiscal year 1999, the Company resolved several matters which had raised going-concern uncertainties in fiscal year 1998. These included the renewal of the Company's line of credit agreement through June 30, 2001 and the restructuring of a significant vendor note (Note 3), as well as an overall improvement in operating results and cash flows.

The Company's future operations are dependent on the attainment of certain objectives, including the successful development, marketing and sale of new and existing products and technology. There can be no assurance that these objectives will be achieved, that the Company would be able to obtain any required additional financing if or when needed, or that such financing, if obtained, would be on terms favorable to the Company.

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

INVENTORIES

Inventories consist of materials, labor and overhead and are valued at the lower of first-in, first-out cost, or market. Inventories consisted of the following at September 30:

                                                            1999             1998
                                                         ----------        ----------
            Raw materials                                $2,607,000        $2,481,000
            Finished goods                                1,220,000         2,272,000
                                                         ----------        ----------
                           Total                         $3,827,000        $4,753,000
                                                         ----------        ----------
                                                         ----------        ----------

PROPERTY AND EQUIPMENT

Property and equipment are recorded at the lower of cost or net realizable value. Depreciation and amortization are recorded on a straight-line basis over the following useful lives:

            Building                                                                           30 years
            Improvements                                                                    10-20 years
            Equipment                                                                        7-10 years
            Furniture and fixtures                                                              7 years

Fixed assets consisted of the following at September 30:

                                                                              1999             1998
                                                                           ----------        ----------
            Land, building and improvements                                $1,354,000        $1,351,000
            Equipment                                                       1,742,000         1,541,000
            Furniture and fixtures                                            375,000           357,000
                                                                           ----------        ----------
                                                                            3,471,000         3,249,000
            Accumulated depreciation and amortization                      (1,663,000)       (1,327,000)
                                                                           ----------        ----------
                                                                           $1,808,000        $1,922,000
                                                                           ----------        ----------
                                                                           ----------        ----------

The Company periodically evaluates whether events or circumstances indicate that the carrying values of net property and equipment may not be recoverable, or whether the remaining estimated useful lives should be revised. The Company's evaluation at September 30, 1999 indicated that no impairment write-down was necessary.

GOODWILL

Goodwill represents the excess of the purchase price of Fearing (see Note 1) over the fair value of its net assets, and is being amortized on a straight-line basis over 30 years. Other assets consist primarily of patents and licenses related to the Company's technologies, which are being amortized over their estimated useful lives of 17 to 20 years. Total accumulated amortization of these other assets was $998,000 and $892,000 as of September 30, 1999 and 1998.

The Company periodically evaluates whether events or circumstances indicate that the carrying values of goodwill and other assets may not be recoverable, or whether the remaining estimated useful lives should be revised. The Company's evaluation at September 30, 1999 indicated that no impairment write-down was necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of long-term obligations approximated carrying value at September 30, 1999 and 1998. The fair values of all other financial instruments also approximated carrying value at September 30, 1999 and 1998, due to the short maturities of those instruments.

WARRANTIES

The Company provides various warranties on certain of its products. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs and utilizing historical experience.

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist primarily of stock options granted to employees and directors and outstanding warrants.

The Company calculates earnings (loss) per share (EPS) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding potentially dilutive securities. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding stock options and warrants.

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the years ended September 30:

                                                                       1999               1998               1997
                                                                  -------------      -------------      -------------
Net income (loss)                                                 $   3,546,000      $  (1,980,000)     $    (772,000)
                                                                  -------------      -------------      -------------
                                                                  -------------      -------------      -------------

Weighted average number of common shares outstanding                 13,377,000         13,315,000         12,886,000
Dilutive effect of stock options and warrants                           106,000                  -                  -
                                                                  -------------      -------------      -------------
                                                                     13,483,000         13,315,000         12,886,000
                                                                  -------------      -------------      -------------
                                                                  -------------      -------------      -------------

Net income (loss) per common share:
   Basic                                                          $      0.27        $     (0.15)       $     (0.06)
                                                                  -------------      -------------      -------------
                                                                  -------------      -------------      -------------
   Diluted                                                        $      0.26        $     (0.15)       $     (0.06)
                                                                  -------------      -------------      -------------
                                                                  -------------      -------------      -------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133, as amended, will be effective for the Company on October 1, 2000. The Company is currently evaluating the impact of SFAS No. 133, but does not believe it will have a significant effect on its financial position or results of operations.

3. LINE OF CREDIT AND LONG-TERM OBLIGATIONS:

LINE OF CREDIT

The Company has a $3,000,000 revolving credit facility with a lending institution. This credit facility bears interest at the greater of 8% or prime plus 1.75%, payable monthly, and carries a commitment fee equal to 0.75% of the unused portion of the commitment under the facility. Borrowings under this facility are payable on demand and are limited to certain eligible accounts receivable and inventories ($2,021,000 maximum availability at September 30, 1999). The line-of-credit agreement is effective through June 30, 2001.

The following information relates to this credit facility for the years ended September 30:

                                                                                         1999               1998
                                                                                      ----------         ----------
Balance outstanding at end of year                                                    $        -         $1,278,000
Maximum amount outstanding during the year                                             1,729,000          2,083,000
Average borrowings during the year                                                       380,000          1,234,000
Weighted average interest rate during the year                                             9.50%             10.25%
Interest rate at end of year                                                              10.25%             10.25%


The line-of-credit agreement contains various restrictive covenants which require the Company to maintain minimum levels of tangible net worth and remain current on all other outstanding debt obligations, among other matters. The credit facility also limits additional indebtedness, capital expenditures and dividends. The Company was in compliance with all such covenants at September 30, 1999.

LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30:

                                                                                             1999             1998
                                                                                         ----------        ----------
Note payable to third party (see below)                                                  $  767,000        $2,488,000
Note payable, interest at 8.98%, payable in monthly installments of principal and interest through March 2001 with a balloon payment of approximately
   $533,000 due April 2001; collateralized by real estate                                   571,000           598,000
Noncompete obligation, interest at 9%                                                       121,000           135,000
                                                                                         ----------        ----------
               Total long-term obligations                                                1,459,000         3,221,000
Less- Current portion of long-term obligations                                              663,000         2,544,000
                                                                                         ----------        ----------

               Long-term obligations, net of current portion                             $  796,000        $  677,000
                                                                                         ----------        ----------
                                                                                         ----------        ----------

Future maturities of long-term obligations are as follows as of September 30, 1999:

            2000                                                                            $  663,000
            2001                                                                               738,000
            2002                                                                                36,000
            2003                                                                                22,000
                                                                                            ----------
                                                                                            $1,459,000
                                                                                            ----------
                                                                                            ----------

DEBT RESTRUCTURING

In June 1997, the Company completed an agreement with a vendor whereby $2,290,000 of a trade payable was converted into an unsecured term note. At September 30, 1998, the Company was in default on certain payment terms of this note.

In March 1999, the Company completed a restructuring of this note whereby the vendor assigned the note to a third party. Effective March 1, 1999, the new noteholder agreed to a reduction of the principal to $1,529,000 to reflect a 35% discount, with interest at 9.25% and monthly payments of $50,000 through January 2002. In connection with this restructuring, the Company granted warrants to the new noteholder to purchase 275,000 shares of the Company's common stock at $1.00 per share. The warrants are exercisable at any time through March 15, 2004. The warrants were recorded at their estimated fair value of $100,000 as of the date of issuance.

In accordance with the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the Company recorded a net extraordinary gain on restructuring of $472,000.

In May 1999, the Company made an additional $600,000 cash payment against the principal of the note.

4.   STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The Company has established an Employee Stock Option Plan (the Employee Plan), a Nonemployee Director Stock Option Plan (the Nonemployee Director Plan) and a Consultant Stock Option Plan (the Consultant Plan).

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

The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal years 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would be as follows:

                                                                        1999             1998               1997
                                                                     ----------        -----------       ----------
Net income (loss):
   As reported                                                       $3,546,000        $(1,980,000)      $ (772,000)
   Pro forma                                                          3,156,000         (2,258,000)      (1,082,000)

Net income (loss) per common share:
   As reported-
      Basic                                                          $    0.27         $   (0.15)        $   (0.06)
      Diluted                                                             0.26             (0.15)            (0.06)
   Pro forma-
      Basic                                                               0.24             (0.17)            (0.08)
      Diluted                                                             0.23             (0.17)            (0.08)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair values of options granted in fiscal years 1999, 1998 and 1997 were $0.87, $0.93 and $1.73. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 5.5%, 5.6% and 6.4%; expected volatility of 60%, 74% and 78%; and expected lives of four years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain any earnings for use in operations.

Shares subject to option are summarized as follows:

                                                                              Weighted                     Weighted
                                                                              Average                      Average
                                                               Incentive      Exercise    Non-qualified    Exercise
                                                             Stock Options     Price      Stock Options     Price
                                                             -------------   ---------    -------------   ----------
Balance, September 30, 1996                                       466,750    $3.04            167,500       $2.21
   Granted                                                        210,000     3.00             50,000        2.12
   Exercised                                                       (2,500)    2.13                  -           -
   Forfeited or canceled                                           (2,000)    2.13            (20,000)       2.45
                                                                 --------    -----           --------       -----

Balance, September 30, 1997                                       672,250     3.04            197,500        2.17
   Granted                                                        215,000     1.69             57,500        0.99
   Exercised                                                            -     -                (5,000)       0.69
   Forfeited or canceled                                          (28,750)    3.49                  -           -
                                                                 --------    -----           --------       -----
Balance, September 30, 1998                                       858,500     2.68            250,000        1.93
   Granted                                                        357,500     1.73             17,500        1.18
   Exercised                                                      (53,750)    0.90                  -           -
   Forfeited or canceled                                         (187,750)    2.90           (100,000)       2.13
                                                                 --------    -----           --------       -----
Balance, September 30, 1999                                       974,500    $2.31            167,500       $1.73
                                                                 --------    -----           --------       -----
                                                                 --------    -----           --------       -----

Options exercisable at:
   September 30, 1999                                             612,625    $2.63            167,500       $1.73
                                                                 --------    -----           --------       -----
                                                                 --------    -----           --------       -----
   September 30, 1998                                             541,000    $2.76            250,000       $1.93
                                                                 --------    -----           --------       -----
                                                                 --------    -----           --------       -----
   September 30, 1997                                             384,000    $2.69            197,500       $2.17
                                                                 --------    -----           --------       -----
                                                                 --------    -----           --------       -----

Additional information regarding stock options outstanding and exercisable at September 30, 1999 is as follows:

                                                       Options Outstanding                   Options Exercisable
                                            ------------------------------------------    --------------------------
                                                                           Weighted
                                                          Weighted         Average                         Weighted
                                                           Average        Remaining                        Average
      Option                Range of         Options      Exercise       Contractual        Options        Exercise
       Type              Exercise Prices   Outstanding      Price        Life (Years)     Exercisable       Price
---------------          ---------------   -----------   ---------      -------------    ------------     ---------
Incentive                 $0.88-$2.44          734,500    $1.79             7.8            388,875         $1.84
                          $3.00-$4.56          240,000     3.92             6.6            223,750          3.99
                          -----------          -------    -----             ---            -------         -----
                          $0.88-$4.56          974,500    $2.31             7.5            612,625         $2.63
                          -----------          -------    -----             ---            -------         -----
                          -----------          -------    -----             ---            -------         -----

Nonqualified              $0.81-$1.94          107,500    $1.28             8.0            107,500         $1.28
                          $2.13-$4.63           60,000     2.53             6.5             60,000          2.53
                          -----------          -------    -----             ---           --------         -----
                          $0.81-$4.63          167,500    $1.73             7.5            167,500         $1.73
                          -----------          -------    -----             ---            -------         -----
                          -----------          -------    -----             ---            -------         -----

WARRANTS

Warrants to purchase 803,000 and 528,000 shares of the Company's common stock at prices ranging from $1.00 to $4.81 were outstanding at September 30, 1999 and 1998, respectively. The warrants are exercisable at various times through January 2002.

5.   COMMITMENTS AND CONTINGENCIES:

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

On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent, awarding damages of approximately $444,000. The defendants appealed the verdict, and on July 24, 1997, the appellate court affirmed the trial court's judgment. Additionally, on November 7, 1997, the trial court ruled that there had been no inequitable conduct on the part of Destron in connection with the issuance of the patent and, as such, upheld the validity and enforceability of the patent. On February 9, 1998, the court entered a judgment confirming the previous finding of no inequitable conduct. An appeals court hearing was held on December 8, 1998 in these matters, and on January 26, 1999, the appellate court again affirmed the original decision. Because the defendants did not pursue a timely appeal, the January 26, 1999 decision is final and not appealable.

On April 21, 1997, the defendants in the above litigation filed suit against the Company, alleging patent infringement and unfair competition on the part of the Company, among other matters. As a result of the favorable ruling in the above-described lawsuit on February 9, 1998, this litigation has been stayed pending further action by the plaintiffs or the court. Although management is unable, at this time, to estimate the potential impact of this litigation, the Company and its legal counsel believe that the ultimate resolution of the litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations; however, there can be no assurance of the ultimate outcome.

EMPLOYEE BENEFIT PLAN

The Company has a tax-deferred employee savings plan which was established in accordance with Section 401(k) of the Code. The plan covers all employees of the Company. Participants may contribute up to 15% of their annual compensation on a before-tax basis, subject to certain limits. The Company may elect to make matching and/or discretionary contributions to the Plan. Contributions totaled $43,000 in 1999. There were no Company contributions in 1998.

6.   INCOME TAXES:

As of September 30, 1999 and 1998, the Company had approximately $6,100,000 and $9,500,000 of net operating loss (NOL) carryforwards. Further, the Company has approximately $130,000 of research and development tax credits available to offset future federal taxes, subject to limitations for alternative minimum tax. The NOL and credit carryovers expire from 2004 through 2018 and are subject to examination by the tax authorities. Approximately $1,500,000 of the $6,100,000 of NOL carryforwards at September 30, 1999 relate to the exercise and subsequent sale of stock options. The tax benefit of approximately $555,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe that a change in ownership has occurred since the NOL carryforwards were generated.

The components of deferred income taxes at September 30 were as follows:

                                                                              1999             1998
                                                                           ----------        ----------
            Net operating loss carryforwards                               $2,277,000        $3,392,000
            Other, net                                                         (1,000)          160,000
            Less- Valuation allowance                                      (2,276,000)       (3,552,000)
                                                                           ----------        ----------
                                                                           $        -        $        -
                                                                           ----------        ----------
                                                                           ----------        ----------

The Company has determined that certain deferred tax benefits may not be realizable because such realization requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been established to eliminate the net deferred tax asset related to these items.

The reconciliation between income taxes using the statutory federal income tax rate and the recorded tax provision is as follows:

                                                             1999             1998            1997
                                                          ----------        ---------       ---------
            Federal taxes at statutory rate               $1,233,000        $(673,000)      $(262,000)
            Effect of nonutilization (utilization)
               of net operating losses and
               permanent differences                      (1,153,000)         673,000         262,000
                                                          ----------        ---------       ---------
            Tax provision                                 $   80,000        $       -       $       -
                                                          ----------        ---------       ---------
                                                          ----------        ---------       ---------
            Effective rate                                        2%               -%              -%
                                                          ----------        ---------       ---------
                                                          ----------        ---------       ---------

7.   EXPORT SALES AND SIGNIFICANT CUSTOMERS:

The Company generally sells its products at prices quoted in U.S. dollars to limit the risks associated with currency exchange rate fluctuations. Sales to locations outside of the United States are summarized as follows for the years ended September 30:

                                                            1999             1998              1997
                                                         ----------        ----------       ----------
            Europe                                       $3,670,000        $1,690,000       $2,575,000
            Canada                                          628,000           694,000          570,000
            Asia and other                                  848,000           372,000          713,000
                                                         ----------        ----------       ----------
            Total                                        $5,146,000        $2,756,000       $3,858,000
                                                         ----------        ----------       ----------
                                                         ----------        ----------       ----------

For the year ended September 30, 1999, sales to two customers represented 11% each of net sales. During the year ended September 30, 1998, sales to one customer represented 18% of net sales, and during the year ended September 30, 1997, sales to two customers represented 16% and 10% of net sales.

8.   SEGMENT DISCLOSURES AND RELATED INFORMATION:

In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: radio frequency identification (RFID), consisting primarily of the Company's electronic transponder identification technology sales, and visual identification, whereby the Company manufactures and sells animal identification tags. Segment information included in the accompanying consolidated balance sheets as of September 30, 1999 and 1998 and in the consolidated statements of operations for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                     Radio
                                                    Frequency         Visual
                                                 Identification    Identification      Corporate(a)         Total
                                                 --------------    --------------      ------------      -----------
                   1999

Net sales                                          $12,496,000       $6,052,000         $        -        $18,548,000
Income (loss) before income taxes                    2,816,000          830,000           (492,000)         3,154,000
Depreciation and amortization                          229,000          145,000            123,000            497,000
Interest expense, net                                        -                -            368,000            368,000
Extraordinary gain                                     472,000                -                  -            472,000
Provision for income taxes                                   -                -             80,000             80,000
Identifiable assets                                  5,220,000        3,714,000          2,212,000         11,146,000
Capital expenditures                                   113,000          113,000             53,000            279,000

                   1998
Net sales                                          $ 6,750,000       $5,851,000         $        -        $12,601,000
Income (loss) before income taxes                   (1,539,000)         221,000           (662,000)        (1,980,000)
Depreciation and amortization                          230,000          125,000            120,000            475,000
Interest expense, net                                        -                -            542,000            542,000
Identifiable assets                                  6,294,000        3,927,000          1,342,000         11,563,000
Capital expenditures                                    80,000           83,000            105,000            268,000

                   1997
Net sales                                          $ 7,202,000       $5,687,000         $        -        $12,889,000
Income (loss) before income taxes                     (786,000)         685,000           (671,000)          (772,000)
Depreciation and amortization                          256,000          130,000            108,000            494,000
Interest expense, net                                        -                -            562,000            562,000
Identifiable assets                                  6,680,000        3,612,000          2,390,000         12,682,000
Capital expenditures                                    14,000           46,000            132,000            192,000


(a)Corporate amounts consist of amounts not directly assignable to a business segment.