Form 10-Q
period 1999-12-31
DESTRON FEARING CORP /DE/
filed 2000-02-03
CIK 881283

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From                to

Commission file number 0-19688

DESTRON FEARING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1079037 (I.R.S. Employer Identification No.)

490 Villaume Avenue
South St. Paul, MN 55075
(651) 455-1621
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of January 10, 2000, there were 13,489,797 outstanding shares of Common Stock.

DESTRON FEARING CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 1999

INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements	3
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	12
Item 6—Exhibits and Reports on Form 8-K	13
Signatures	14

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
(in thousands, except share and per share amounts)

	December 31 1999	September 30 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,549	$1,027
Accounts receivable, net	1,643	1,757
Inventories, net	4,169	3,827
Vendor deposits	623	665
Prepaid expenses and other current assets	101	102

Total current assets	8,085	7,378
PROPERTY AND EQUIPMENT, net	1,752	1,808
GOODWILL, net	1,812	1,833
OTHER ASSETS, net	122	127

	$11,771	$11,146

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$903	$695
Accrued liabilities	592	571
Current portion of long-term obligations	595	663

Total current liabilities	2,090	1,929
LONG TERM OBLIGATIONS,
net of current portion	680	796

Total liabilities	2,770	2,725

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized; 13,490,000 shares issued and outstanding	135	135
Common stock warrants	100	100
Additional paid-in capital	19,933	19,904
Accumulated deficit	(11,167)	(11,718)

Total shareholders' equity	9,001	8,421

	$11,771	$11,146

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(in thousands, except per share amounts)

	Three Months Ended December 31
	1999	1998
NET SALES	$4,183	$4,062
COSTS AND EXPENSES:
Cost of sales	2,525	2,631
Selling, general and administrative	867	867
Research and development	226	183
Interest expense and other	1	142

Total costs and expenses	3,619	3,823
INCOME BEFORE INCOME TAXES	564	239
PROVISION FOR INCOME TAXES	13	—

NET INCOME	$551	$239

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.04	$0.02

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	13,467	13,354

Diluted	13,857	13,354

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(in thousands)

	Three Months Ended December 31
	1999	1998
OPERATING ACTIVITIES:
Net income	$551	$239
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	133	116
Changes in operating items:
Accounts receivable	114	(586)
Inventories	(342)	237
Vendor deposits	42	(162)
Prepaid expenses and other current assets	1	(3)
Accounts payable and accrued liabilities	229	(76)

Net cash provided by (used in) operating activities	728	(235)
INVESTING ACTIVITIES:
Purchases of fixed assets	(51)	(167)

Net cash used in investing activities	(51)	(167)
FINANCING ACTIVITIES:
Repayments of long-term obligations	(184)	(94)
Net borrowings on bank line of credit	—	632
Issuance of common stock	29	—

Net cash provided by (used in) financing activities	(155)	538

NET CHANGE IN CASH	522	136
CASH, beginning of period	1,027	104

CASH, end of period	$1,549	$240

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27	$139

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

2. INVENTORIES

    Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):

	Dec 31, 1999	Sept 30, 1999
Raw materials	$3,085	$2,607
Finished goods	1,084	1,220

Total inventories	$4,169	$3,827

3. NET INCOME PER COMMON SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist primarily of stock options granted to employees, directors and others, and outstanding warrants. The Company calculates earnings per share ("EPS") in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding potentially dilutive securities. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities.

    A reconciliation of EPS calculations under SFAS No. 128 is as follows for the three months ended December 31 (in thousands, except per share amounts).

	Three Months Ended December 31
	1999	1998
Net income	$551	$239

Weighted average number of common shares outstanding	13,467	13,354
Dilutive effect of stock options and warrants after application of the treasury stock method	390	—

	13,857	13,354

Basic and diluted net income per common share	$0.04	$0.02

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

5. DEBT RESTRUCTURING

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

6. SEGMENT DISCLOSURES

    In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: radio frequency identification (RFID), consisting primarily of the Company's electronic transponder identification technology sales, and visual identification, whereby the Company manufactures and sells animal identification tags. Segment information included in the accompanying consolidated balance sheets as of December 31, 1999 and September 30, 1999 and in the consolidated statements of operations for the three months ended December 31, 1999 and 1998 is as follows:

	Radio Frequency Identification	Visual Identification	Corporate(a)	Total
3 Months ended 12/31/99
Net sales	$2,828	$1,355		$4,183
Income (loss) before income taxes	757	291	(484)	564
Identifiable assets	5,700	4,066	2,005	11,771
3 Months ended 12/31/98
Net sales	$2,543	$1,519		$4,062
Income (loss) before income taxes	595	270	(626)	239
Identifiable assets	7,309	4,255	700	12,264

(a)
Corporate amounts consist of amounts not directly assignable to a business segment.

7. LEGAL PROCEEDINGS

Colorado Patent Actions

    On January 29, 1996, the Company prevailed in a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved was No. 5,211,129, which relates to the Company's injectable transponder technology.) The judgment included an award of damages and a permanent injunction against the four competitors. The judgment is now final.

    On February 9, 1998, the District Court Judge issued an Order finding two of the defendants in contempt of the permanent injunction and awarded the Company damages due to the contempt.

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. This appeal is fully briefed and oral argument is scheduled for February 9, 2000. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,471.54 and ordered the defendants to pay this amount within ninety days.

Minnesota Patent Actions

    On April 21, 1997, four plaintiffs (including three competitors found to be willful infringers in the Colorado patent infringement trial) filed a lawsuit against the Company and Schering-Plough and another of the Company's competitors in the United States District Court for the District of Minnesota. The plaintiffs allege that the defendants participated in unfair competition, breached an oral agreement and infringed on three of the plaintiffs' United States patents and requested that the Court award compensatory and treble damages of an unspecified amount.

    On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado action.

    Although the appeal in the Colorado action has been completed and the judgment in the Colorado action is final, the plaintiffs in the Minnesota litigation have not elected to vacate the stay, and hence the Minnesota action remains inactive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net income for the first quarter of fiscal year 2000 was $551,000 compared to $239,000 in the prior year's first quarter. The increase in net income for the quarter was primarily the result of improved margins in both the electronic and visual identification product segments.

    Net sales for the quarter ended December 31, 1999 of $4,183,000 were 3% higher than the $4,062,000 reported for the comparable quarter of last year. In the first quarter of fiscal 2000, electronic product sales grew 11% compared to the same quarter last year primarily due to increased sales in the companion animal markets. Visual identification product revenue decreased 11% from the comparable quarter of fiscal 1999 due to a reallocation of a large customer's purchases to later quarters.

    Cost of sales were $2,525,000 for the first quarter of fiscal 2000 compared to $2,631,000 for the first quarter of fiscal 1999. Gross profit margin for the first quarter was 40% compared to 35% for the same quarter in fiscal 1999. Gross margins continue to improve due to a favorable product sales mix and improved operating efficiencies.

    Selling, general and administrative expenses for the first quarter of fiscal 2000 were $867,000, equal to the first quarter of fiscal 1999. Research and development expense of $226,000 in the first quarter of 2000 was up 23% over last year's first quarter. The higher research and development expense was due to increased use of outside consultants to support new product development activities.

    Interest and other of $1,000 in the first quarter of fiscal 2000 was $141,000 lower than the first quarter of fiscal 1999 due to significantly lower interest expense resulting from lower debt levels.

    The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

Liquidity and Capital Resources

    Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at December 31, 1999 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for at least the next twelve months. Also see discussion below regarding additional liquidity and cash flow considerations.

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

    The Company's operating activities provided net cash of $728,000 during the quarter ended December 31, 1999, principally relating to net income of $551,000, depreciation and amortization of $133,000, an increase in accounts payable and accrued liabilities of $229,000, and a net decrease in receivables of $114,000, which were offset in part by a net increase in inventories of $342,000.

    The Company's investing activities used $51,000 for the purchase of fixed assets during the first quarter of fiscal 2000.

    Destron's financing activities used net cash of $155,000 during the first quarter of fiscal 2000. The funds were used primarily to reduce long term debt obligations and were provided by cash flow from operations.

    As of December 31, 1999, the Company had net working capital of $5,995,000, compared to $5,449,000 at September 30, 1999. The Company's balance sheet as of December 31, 1999 reflected a current ratio of 3.9 to 1.

    The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement has been renewed through June 30, 2001, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of 8% per annum or prime plus 1 3/4%. At December 31, 1999, the Company had no outstanding borrowings under the facility and had a maximum availability under the borrowing formula of $2,041,000.

    In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of a trade payable was converted into a promissory note. In March 1999, the note was restructured, with a $472,000 extraordinary gain recorded in the second quarter of fiscal 1999. In May 1999, the Company made a one-time payment of $600,000 to further accelerate payment of the note. The Company plans to continue making monthly payments of $50,000 until the restructured note is paid in full in November 2000. While management believes that this restructuring will improve the Company's ability to meet its ongoing cash flow requirements in the foreseeable future, there can be no assurance in this regard.

YEAR 2000

    During fiscal 1997 and 1998, the Company undertook a comprehensive review of its computer systems and related software to ensure that all systems would properly recognize Year 2000 and continue to process data. The review encompassed information technology systems, significant third party relationships and manufactured product lines.

    Based upon this internal assessment, the Company upgraded major portions of its information systems during the first quarter of fiscal 1998 to ensure Year 2000 compliance, and has not experienced any significant Year 2000 related issues through the filing date of this report on Form 10-Q. The cost of evaluating and replacing certain business systems did not have a significant impact on the Company's results of operations. The cost of approximately $100,000 was funded through operating cash flows. These costs were attributable primarily to the purchase of new software and equipment and were expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets.

    The Company evaluated the Year 2000 preparedness of its customers, suppliers and service providers by soliciting representations and assurances from such third parties. Through the date of this report on Form 10-Q, the Company has not experienced any significant difficulties with these third parties. However, if these parties do experience future Year 2000 compliance issues, the Company's business, financial condition and results of operations could be adversely affected. With regard to its manufactured electronic products, the Company continues to believe that its embedded technologies are Year 2000 compliant.

    The Company has prepared contingency plans to address any remaining exposures to year 2000 matters. There can be no assurance that these plans will successfully mitigate any residual Year 2000 risks.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Colorado Patent Actions

    On January 29, 1996, the Company prevailed in a patent infringement trial against four competitors in the United States District Court of Colorado. (The patent involved was No. 5,211,129, which relates to the Company's injectable transponder technology.) The judgment included an award of damages and a permanent injunction against the four competitors. The judgment is now final.

    On February 9, 1998, the District Court Judge issued an Order finding two of the defendants in contempt of the permanent injunction and awarded the Company damages due to the contempt.

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. This appeal is fully briefed and oral argument is scheduled for February 9, 2000. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,471.54 and ordered the defendants to pay this amount within ninety days.

Minnesota Patent Actions

    On April 21, 1997, four plaintiffs (including three competitors found to be willful infringers in the Colorado patent infringement trial) filed a lawsuit against the Company and Schering-Plough and another of the Company's competitors in the United States District Court for the District of Minnesota. The plaintiffs allege that the defendants participated in unfair competition, breached an oral agreement and infringed on three of the plaintiffs' United States patents and requested that the Court award compensatory and treble damages of an unspecified amount.

    On May 16, 1997, the plaintiffs amended the lawsuit and, in their complaint as amended, allege patent infringement, false advertising, unfair competition and attempted monopolization on the part of the Company, among other matters, stemming from the ISO standards. This lawsuit has been stayed by agreement of all parties pending the outcome of the appeal of the Colorado action.

    Although the appeal in the Colorado action has been completed and the judgment in the Colorado action is final, the plaintiffs in the Minnesota litigation have not elected to vacate the stay, and hence the Minnesota action remains inactive.

Item 6.	Exhibits and Reports on Form 8-K
	a.	Exhibits:
The following exhibit is hereby incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997:
		10.1	Promissory Note dated June 1, 1997 issued by the Company to Hughes Microelectronics Europa Espana S.A.
The following exhibits are hereby incorporated by reference to Exhibits 10.2 and 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999:
		10.2	Amendment No. 1 to Promissory Note dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.
		10.3	Warrant Agreement dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.
	b.	Reports on Form 8-K
No reports on Form 8-K were filed in the quarter ended December 31, 1999, or during the period from December 31, 1999 to the date of this report.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTRON FEARING CORPORATION (Registrant)
Dated:	February 1, 2000	By:	/s/ JAMES P. SANTELLI James P. Santelli Vice President-Finance Chief Financial Officer

QuickLinks

INDEX

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

DESTRON FEARING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998 (unaudited)

PART II. OTHER INFORMATION

SIGNATURES