Form 10-Q
period 2000-03-31
DESTRON FEARING CORP /DE/
filed 2000-05-15
CIK 881283

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From
               to

Commission file number 0-19688

DESTRON FEARING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	784-1079037 (I.R.S. Employer Identification No.)
490 Villaume Avenue South St. Paul, MN 55075 (651) 455-1621 (Address of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 24, 2000, there were 13,640,772 outstanding shares of Common Stock.

DESTRON FEARING CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2000
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements	3
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	14
Item 6—Exhibits and Reports on Form 8-K	15
Signatures	16

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2000 AND SEPTEMBER 30, 1999

(in thousands, except share and per share amounts)

	March 31, 2000	September 30, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,078	$1,027
Accounts receivable, net	4,143	1,757
Inventories, net	3,875	3,827
Vendor deposits	321	665
Prepaid expenses and other current assets	94	102

Total current assets	9,511	7,378
PROPERTY AND EQUIPMENT, net	1,748	1,808
GOODWILL, net	1,791	1,833
OTHER ASSETS, net	115	127

	$13,165	$11,146

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$855	$695
Accrued liabilities	453	571
Current portion of long-term obligations	446	663

Total current liabilities	1,754	1,929
LONG TERM OBLIGATIONS, net of current portion	651	796
Total liabilities	2,405	2,725

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized; 13,640,772 and 13,443,000 shares issued and outstanding, respectively	136	135
Common stock warrants	100	100
Additional paid-in capital	20,293	19,904

Accumulated deficit	(9,769)	(11,718)

Total shareholders' equity	10,760	8,421

	$13,165	$11,146

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
NET SALES	$6,615	$5,449	$10,798	$9,511
COSTS AND EXPENSES:
Cost of sales	3,814	3,099	6,339	5,730
Selling, general and administrative	1,110	856	1,977	1,723
Research and development	261	219	486	402
Interest expense and other	3	123	4	265

Total costs and expenses	5,188	4,297	8,806	8,120
INCOME BEFORE INCOME TAXES	1,427	1,152	1,992	1,391
PROVISION FOR INCOME TAXES	30	43	43	43

INCOME BEFORE EXTRAORDINARY GAIN	1,397	1,109	1,949	1,348
EXTRAORDINARY GAIN ON DEBT RESTRUCTURING	—	472	—	472

NET INCOME	$1,397	$1,581	$1,949	$1,820

BASIC AND DILUTED NET INCOME PER COMMON SHARE:
Before extraordinary gain	$0.10	$0.08	$0.14	$0.10
Extraordinary gain	—	$0.04	—	$0.04

	$0.10	$0.12	$0.14	$0.14

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	13,523	13,354	13,495	13,354

Diluted	14,368	13,370	14,113	13,362

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

(in thousands)

	Six Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES:
Net income	$1,949	$1,820
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary gain on debt restructuring	—	(472)
Depreciation and amortization	269	237
Changes in operating items:
Accounts receivable	(2,386)	(1,531)
Inventories	(48)	176
Vendor deposits	344	(70)
Prepaid expenses and other current assets	8	(41)
Accounts payable and accrued liabilities	42	259
Customer deposits	—	(12)

Net cash provided by operating activities	178	366
INVESTING ACTIVITIES:
Purchases of fixed assets	(155)	(241)

Net cash used in investing activities	(155)	(241)
FINANCING ACTIVITIES:
Repayments of long-term obligations	(362)	(243)
Net borrowings on bank line of credit	—	550
Issuance of common stock	390	—

Net cash provided by (used in) financing activities	28	307

NET CHANGE IN CASH	51	432
CASH, beginning of period	1,027	104

CASH, end of period	$1,078	$536

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52	$259

Income taxes paid	$43	$43

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock warrants in connection with debt restructuring	$—	$100

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000 AND 1999

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

2.  INVENTORIES

    Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):

	March 31, 2000	Sept. 30, 1999
Raw materials	$2,814	$2,607
Finished goods	1,061	1,220

Total inventories	$3,875	$3,827

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

    A reconciliation of EPS calculations under SFAS No. 128 is as follows for the three months and six months ended March 31 (in thousands, except per share amounts).

	Three Months Ended March 31		Six Months Ended March 31,
	2000	1999	2000	1999
Net income	$1,397	$1,581	$1,949	$1,820

Weighted average number of common shares outstanding	13,523	13,354	13,495	13,354
Dilutive effect of stock options and warrants after application of the treasury stock method	845	16	618	8

	14,368	13,370	14,113	13,362

Basic and diluted net income per common share	$0.10	$0.12	$0.14	$0.14

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

    In accordance with the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company recorded a net extraordinary gain on restructuring of $472,000.

    In May 1999, the Company made an additional $600,000 cash payment against the principal of the note.

6.  SEGMENT DISCLOSURES

    In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: radio frequency identification (RFID), consisting primarily of the Company's electronic transponder identification technology sales, and visual identification, whereby the Company manufactures and sells animal identification tags. Segment information included in the accompanying consolidated balance sheets as of March 31 and September 30, 1999 and in the consolidated statements of operations for the three and six month periods ended March 31, 2000 and 1999 is as follows:

	Radio Frequency Identification	Visual Identification	Corporate(a)	Total
3 Months ended March 31, 2000
Net sales	4,512	2,103		6,615
Income (loss) before income taxes	1,459	576	(608)	1,427
Identifiable assets	7,442	4,184	1,539	13,165
3 Months ended March 31, 1999
Net sales	3,309	2,140		5,449
Income (loss) before income taxes	1,072	629	(77)	1,624
Identifiable assets	7,920	4,482	1,063	13,465
6 Months ended March 31, 2000
Net sales	7,340	3,458		10,798
Income (loss) before income taxes	2,216	866	(1,090)	1,992
Identifiable assets	7,442	4,184	1,539	13,165
6 Months ended March 31, 1999
Net sales	5,851	3,660		9,511
Income (loss) before income taxes	1,666	899	(702)	1,863
Identifiable assets	7,920	4,482	1,063	13,465

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

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998, the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. The Company's appeal from the refusal of the District Court to find the defendant in contempt with respect to the ID-100 Zip Quill transponder product was denied by the Court of Appeals. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,471.54 and ordered the defendants to pay this amount within ninety days. The defendants did not make the awarded payment within ninety days, therefore the Company filed a Motion for Contempt on May 11, 2000.

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

8.  PENDING TRANSACTION WITH APPLIED DIGITAL SOLUTIONS, INC.

    On April 24, 2000 the Company announced that a definitive merger agreement had been signed pursuant to which Applied Digital Solutions, Inc. (NASDAQ:ADSX) will acquire Destron Fearing Corporation in a tax-free exchange of common stock. Destron Fearing will merge with Digital Angel.net Inc., a wholly owned subsidiary of Applied Digital Solutions, Inc. and the combined companies will do business under the Digital Angel.net Inc. name.

    The terms of the agreement require Applied Digital Solutions to acquire all of the outstanding capital stock of Destron Fearing with newly-issued shares of Applied Digital Solutions' common stock in a transaction that is expected to be tax-free to shareholders. Destron Fearing stockholders will receive 0.75 shares of Applied Digital Solutions stock for every share of Destron Fearing; provided, however, if during the time period immediately prior to closing the average price of Applied Digital Solutions' common stock is less than $8.00 per share or more than $16.00 per share, the exchange ratio would be adjusted to provide that Destron Fearing stockholders receive a minimum of $6.00 or a maximum of $12.00 per share in value of Applied Digital Solutions' common stock. If the average price is below $6.00 or more than $24.00, either Applied Digital Solutions or Destron Fearing can terminate the merger agreement. The "average price" is the average per share last daily closing price of Applied Digital Solutions' common stock as quoted on The Nasdaq National Market during the 20 consecutive trading days preceding the fifth trading day immediately preceding the closing date for the merger. All outstanding Destron Fearing options and warrants will be assumed by Applied Digital Solutions based on the exchange ratio. Based on 13,640,772 shares of Destron Fearing common stock currently outstanding, an assumed exchange ratio of .75 and without taking into account the exercise of options and warrants assumed by Applied Digital Solutions, Destron Fearing stockholders will own an estimated 17% of Applied Digital Solutions common stock upon the closing of the merger.

    The agreement, which has already been approved by Boards of Directors of Applied Digital Solutions and Destron Fearing, is subject to approval by Applied Digital Solutions shareholders and Destron Fearing stockholders, as well as regulatory review, including Hart-Scott Rodino. Pending these approvals, the completion of the merger is expected at the end of the second quarter of this year. No assurance can be given that the merger agreement will result in a transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

    On April 24, 2000, the Company signed a definitive merger agreement to be acquired by Applied Digital Solutions, Inc. See footnote 8 to the financial statements.

Results of Operations

    Net income for the second quarter of fiscal year 2000 was $1,397,000 compared to $1,581,000 in the prior year's second quarter. Last year's amount included an extraordinary gain of $472,000 related to a debt restructuring. Year-to-date net income of $1,949,000 was 45% above same period last year, excluding the $472,000 extraordinary gain. The increase in net income for the quarter and year-to-date, excluding the extraordinary gain, was primarily the result of increased sales of electronic products.

    Net sales for the quarter ended March 31, 2000 of $6,615,000 was 21% higher than the $5,449,000 reported for the comparable quarter of last year. In the second quarter of fiscal 2000, electronic product sales grew 36% compared to the same quarter last year primarily due to increased sales to the fishery markets. Visual identification product revenue decreased 2% from the comparable quarter of fiscal 1999. For the six month period, revenue was $10,798,000, or 14% above comparable fiscal 1999 revenue. The increase was due to increased electronic product sales, particularly in the fishery and European companion animal markets.

    Cost of sales was $3,814,000 for the second quarter and $6,339,000 for the six month year-to-date period, compared to $3,098,000 and $7,730,000 for the respective prior year periods. The gross profit margin for the second quarter was 42% compared to 43% for the same quarter in fiscal 1999. The fiscal 2000 year-to-date gross margin was 41% compared to 40% for the same period last year.

    Selling, general and administrative expenses for the second quarter of fiscal 2000 were $1,110,000, compared to $856,000 in the second quarter of fiscal 1999. For the six month period ended March 31, 2000, these expenses were $1,977,000, or 15% above last year's comparable period. The increase was primarily due to increased market development and investor relations expenses compared to last year. Research and development expense for the second quarter and year-to-date period was $261,000 and $486,000, respectively, compared to $219,000 and $402,000 for the same periods last year. The higher research and development expense was due to increased use of outside consultants to support new product development activities.

    Interest and other of $3,000 in the second quarter of fiscal 2000 was $120,000 lower than the second quarter of fiscal 1999 due to lower interest expense resulting from lower debt levels.

    The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

Liquidity and Capital Resources

    Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at March 31, 2000 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for at least the next twelve months. Also see discussion below regarding additional liquidity and cash flow considerations.

    The Company's operating activities provided net cash of $178,000 during the six months ended March 31, 2000, principally relating to net income of $1,949,000 offset by an increase in accounts receivable of $2,386,000.

    The Company's investing activities used $155,000 for the purchase of fixed assets during the six month period ended March 31, 2000. Financing activities provided net cash of $28,000 during the same period. The funds were provided by the exercise of stock options and were used primarily to reduce long term debt obligations.

    As of March 31, 2000, the Company had net working capital of $7,757,000, compared to $5,449,000 at September 30, 1999. The Company's balance sheet as of March 31, 2000 reflected a current ratio of 5.4 to 1.

    The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement has been renewed through June 30, 2001, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of 8% per annum or prime plus 1 3/4%. At March 31, 2000, the Company had no outstanding borrowings under the facility and had a maximum availability under the borrowing formula of $3,000,000.

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

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. The Company's appeal from the refusal of the District Court to find the defendant in contempt with respect to the ID-100 Zip Quill transponder product was denied by the Court of Appeals. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,471.54 and ordered the defendants to pay this amount within ninety days. The defendants did not make the awarded payment within ninety days, therefore the Company filed a Motion for Contempt on May 11, 2000.

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

    10.2
    Amendment No. 1 to Promissory Note dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

    10.3
    Warrant Agreement dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

b.
Reports on Form 8-K

    Reports on Form 8-K were filed on March 7, 2000 and May 2, 2000 relating to the proposed acquisition of Destron Fearing Corporation by Applied Digital Solutions, Inc. No other reports on Form 8-K were filed in the quarter ended March 31, 2000 or during the period from March 31, 2000 to the date of this report.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTRON FEARING CORPORATION (Registrant)
Dated: May 11, 2000	By:	/s/ JAMES P. SANTELLI James P. Santelli Vice President-Finance Chief Financial Officer

QuickLinks

DESTRON FEARING CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000 INDEX
PART 1. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES