Form 10-Q
period 2000-06-30
DESTRON FEARING CORP /DE/
filed 2000-08-11
CIK 881283

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 4, 2000, there were 13,651,330 outstanding shares of Common Stock.

DESTRON FEARING CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2000

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2000 AND SEPTEMBER 30, 1999
(in thousands, except share and per share amounts)

	June 30, 2000	September 30, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,236	$1,027
Accounts receivable, net	2,481	1,757
Inventories, net	3,909	3,827
Vendor deposits	445	665
Prepaid expenses and other current assets	117	102

Total current assets	9,188	7,378
PROPERTY AND EQUIPMENT, net	1,859	1,808
GOODWILL, net	1,770	1,833
OTHER ASSETS, net	110	127

	$12,927	$11,146

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$685	$695
Accrued liabilities	424	571
Current portion of long-term obligations	581	663

Total current liabilities	1,690	1,929
LONG TERM OBLIGATIONS,
net of current portion	66	796

Total liabilities	1,756	2,725

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized; 13,646,380 and 13,443,000 shares issued and outstanding, respectively	136	135
Common stock warrants	100	100
Additional paid-in capital	20,300	19,904
Accumulated deficit	(9,365)	(11,718)

Total shareholders' equity	11,171	8,421

	$12,927	$11,146

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(in thousands, except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2000	1999	2000	1999
NET SALES	$4,192	$5,271	$14,991	$14,782
COSTS AND EXPENSES:
Cost of Sales	2,606	2,961	8,945	8,691
Selling, general and administrative	967	712	2,944	2,435
Research and development	273	192	760	594
Interest (income) expense and other	(66)	77	(62)	342

Total costs and expenses	3,780	3,942	12,587	12,062
INCOME (LOSS) BEFORE INCOME TAXES	412	1,329	2,404	2,720
PROVISION FOR INCOME TAXES	8	27	51	70

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	404	1,302	2,353	2,650
EXTRAORDINARY GAIN ON DEBT RESTRUCTURING	—	—	—	472

NET INCOME (LOSS)	$404	$1,302	$2,353	$3,122

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Before extraordinary gain	$0.03	$0.10	$0.17	$0.20
Extraordinary gain	$—	$—	$—	$0.03

	$0.03	$0.10	$0.17	$0.23

WEIGHTED AVERAGE
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	13,669	13,390	13,544	13,366

Diluted	14,488	13,463	14,238	13,397

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
(in thousands)

	Nine Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$2,353	$3,122
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary gain on debt restructuring	—	(472)
Depreciation and amortization	379	358
Changes in operating items:
Accounts receivable	(724)	(343)
Inventories	(82)	1,149
Vendor Deposits, prepaid expenses and other current assets	205	(244)
Accounts payable and accrued liabilities	(157)	(720)

Net cash provided by operating activities	1,974	2,850
INVESTING ACTIVITIES:
Purchases of fixed assets	(350)	(245)

Net cash used in investing activities	(350)	(245)
FINANCING ACTIVITIES:
Repayments of long-term obligations	(812)	(1,014)
Net borrowings on bank line of credit	—	(1,278)
Issuance of common stock	397	43

Net cash used in financing activities	(415)	(2,249)

NET CHANGE IN CASH	1,209	356
CASH, beginning of period	1,027	104

CASH, end of period	$2,236	$460

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$76	$330

Income taxes paid	$28	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock warrants in connection with debt restructuring	$—	$100

The accompanying notes are an integral part of these consolidated financial statements.

DESTRON FEARING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 AND 1999
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

2. INVENTORIES

    Inventories are valued at the lower of first in, first out, cost or market, and consist of the following (in thousands):

	June 30, 2000	Sept. 30, 1999
Raw materials	$2,923	$2,607
Finished goods	986	1,220

Total inventories	$3,909	$3,827

3. NET INCOME PER COMMON SHARE

    Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding for the period.Common equivalent shares consist primarily of stock options granted to employees, directors and others, and outstanding warrants. The Company calculates earnings per share ("EPS") in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding potentially dilutive securities. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities.

    A reconciliation of EPS calculations under SFAS No. 128 is as follows for the three months and nine months ended June 30 (in thousands, except per share amounts).

	Three Months Ended June 30		Nine Months Ended June 30
	2000	1999	2000	1999
Net income	$404	$1,302	$2,353	$3,122

Weighted average number of common shares outstanding	13,669	13,390	13,544	13,366
Dilutive effect of stock options and warrants after application of the treasury stock method	818	73	693	31

	14,487	13,463	14,237	13,397

Basic and diluted net income per common share	$0.03	$0.10	$0.17	$0.23

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

    In May 1999, the Company made an additional $600,000 cash payment against the principal of the note. The note was paid in full in May 2000.

6. SEGMENT DISCLOSURES

    In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments:radio frequency identification (RFID), consisting primarily of the Company's electronic transponder identification technology sales, and visual identification, whereby the Company manufactures and sells animal identification tags. Segment information included in the accompanying consolidated balance sheets as of June 30 and September 30, 1999 and in the consolidated statements of operations for the three and nine month periods ended June 30, 2000 and 1999 is as follows:

	Radio Frequency Identification	Visual Identification	Corporate (a)	Total
3 Months ended June 30, 2000
Net sales	$2,627	$1,565	$—	$4,192
Income (loss) before income taxes	617	273	(478)	412
Identifiable assets	6,716	3,380	2,831	12,927
3 Months ended June 30, 1999
Net sales	$3,911	$1,360	$—	$5,271
Income (loss) before income taxes	1,515	275	(461)	1,329
Identifiable assets	6,437	3,743	1,064	11,244
9 Months ended June 30, 2000
Net sales	$9,968	$5,023	$—	$14,991
Income (loss) before income taxes	2,833	1,139	(1,568)	2,404
Identifiable assets	6,716	3,380	2,831	12,927
9 Months Ended June 30, 1999
Net sales	$9,762	$5,020	$—	$14,782
Income (loss) before income taxes	3,181	1,174	(1,163)	3,192
Identifiable assets	6,437	3,743	1,064	11,244

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

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998, the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. The Company's appeal from the refusal of the District Court to find the defendant in contempt with respect to the ID-100 Zip Quill transponder product was denied by the Court of Appeals. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,472 and ordered the defendants to pay this amount within ninety days. The defendants did not make the awarded payment within ninety days, therefore the Company filed a Motion for Contempt on May 11, 2000. A hearing was held before the district court on July 27, 2000. At the hearing the court found the defendants to be in contempt of the court's prior order of December 10, 1999. In addition, the court referred the case to the Magistrate Judge to conduct further proceedings to investigate assets of all of the defendants for the purpose of enforcing Destron's judgment.

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

8. PENDING TRANSACTION WITH APPLIED DIGITAL SOLUTIONS, INC.

    On April 24, 2000, the Company announced that a definitive Merger Agreement had been signed pursuant to which Applied Digital Solutions, Inc. ("Applied Digital") (NASDAQ:ADSX) will acquire the Company in a tax-free exchange of common stock. The Company will merge with Digital Angel.net Inc., a wholly owned subsidiary of Applied Digital and the combined companies will do business under the Digital Angel.net Inc. name.

    On May 26, 2000, the Company and Applied Digital announced an amendment to the Merger Agreement. The amendment modified the exchange ratio for the merger, eliminated the right of either party to terminate the agreement due to an increase or decrease in the price of Applied Digital common stock and prohibited Applied Digital from entering into an acquisition agreement with any other public company prior to the closing of this merger.

    Under the terms of the Merger Agreement, as amended, the Company's stockholders will receive 1.50 shares of Applied Digital common stock for each share of common stock of the Company. Under the Merger Agreement, no further adjustments will be made to the exchange ratio due to changes in the price of Applied Digital common stock. After completion of the merger, the Company's stockholders will own an estimated 28% of Applied Digital common stock, before the exercise of assumed options and warrants.

    On August 7, 2000, the Company and Applied Digital announced that their shareholder meetings originally scheduled for August 8, 2000 to vote on the proposed merger would instead be held on August 25, 2000. Management plans to use the additional time for Applied Digital to solicit proxies to ensure the company meets the quorum requirements for its special meeting of shareholders.

    The Merger Agreement, which has already been approved by the Boards of Directors of Applied Digital and the Company, is subject to approval by Applied Digital shareholders and the Company's stockholders. Pending these shareholder approvals, the completion of the merger is expected during the third quarter of this year. No assurance can be given that the Merger Agreement will result in a transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

    On April 24, 2000, the Company signed a definitive merger agreement to be acquired by Applied Digital Solutions, Inc. See footnote 8 to the financial statements.

Results of Operations

    Net income for the third quarter of fiscal year 2000 was $404,000 compared to $1,302,000 in the prior year's third quarter. Year-to-date net income of $2,353,000 was 11% below the same period last year, excluding a $472,000 extraordinary gain related to a debt restructuring. The decrease in net income for the quarter and year-to-date, excluding the extraordinary gain, was primarily the result of decreased sales of electronic products, increased R&D spending and investments in sales and marketing to support 2001 initiatives, and expenses associated with the pending acquisition by Applied Digital Solutions, Inc.

    Net sales for the quarter ended June 30, 2000 of $4,192,000 were 20% less than the $5,271,000 reported for the comparable quarter of last year. In the third quarter of fiscal 2000, electronic product sales decreased 33% compared to the same quarter last year, primarily due to a significant reader system order for our fisheries market that was shipped in the third quarter of last year. Visual identification product revenue increased 15% from the comparable quarter of fiscal 1999. For the nine month period ended June 30, 2000, revenue was $14,991,000, or 1% above comparable fiscal 1999 revenue.

    Cost of sales was $2,606,000 for the third quarter and $8,945,000 for the nine month year-to-date period, compared to $2,961,000 and $8,691,000 for the respective prior year periods. The gross profit margin for the third quarter was 38% compared to 44% for the same quarter in fiscal 1999. The decline in margin was due to changes in the sales mix, including the large reader order shipped in the third quarter last year and the decline in electronic product sales in the third fiscal quarter of this year. The fiscal 2000 year-to-date gross margin was 40% compared to 41% for the same period last year.

    Selling, general and administrative expenses for the third quarter of fiscal 2000 were $967,000, compared to $712,000 in the third quarter of fiscal 1999. For the nine month period ended June 30, 2000, these expenses were $2,944,000, or 20% above last year's comparable period. The increase compared to last year was primarily due to increased market development and investor relations and other merger related expenses. Research and development expense for the third quarter and year-to-date period was $273,000 and $760,000, respectively, compared to $192,000 and $594,000 for the same periods last year. The higher research and development expense was due to increased use of outside consultants to support new product development activities.

    Interest income and other of $66,000 in the third quarter of fiscal 2000 was $143,000 greater than the third quarter of fiscal 1999 due primarily to lower interest expense resulting from lower debt levels and interest income earned on cash balances.

    The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

Liquidity and Capital Resources

    Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that its cash on hand at June 30, 2000 and funds available under its existing credit agreement combined with funds generated by operations will provide the Company with adequate liquidity and capital resources for working capital and other cash requirements for at least the next twelve months. Also see discussion below regarding additional liquidity and cash flow considerations.

    The Company's operating activities provided net cash of $1,974,000 during the nine months ended June 30, 2000, principally relating to net income of $2,353,000 and a decrease in vendor deposits, prepaid expenses and other current assets of $204,000 offset by an increase in accounts receivable of $724,000.

    The Company's investing activities used $350,000 for the purchase of fixed assets during the nine month period ended June 30, 2000. Financing activities used net cash of $415,000 during the same period. The funds were principally used to pay off a long term debt obligation.

    As of June 30, 2000, the Company had net working capital of $7,498,000, compared to $5,449,000 at September 30, 1999. The Company's balance sheet as of June 30, 2000 reflected a current ratio of 5.4 to 1.

    The Company has a $3,000,000 revolving credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association of Los Angeles, California. The credit facility is secured by all of the Company's receivables, inventories, investment property, equipment and general intangibles, as defined in the agreement. Borrowings under the facility are payable on demand and are limited to a portion of eligible accounts receivable and inventories, as defined in a borrowing formula in the agreement. The agreement has been renewed through June 30, 2001, with provisions for extensions of the maturity date. Interest on the credit facility is paid monthly at a rate equal to the greater of 8% per annum or prime plus 1 3/4%. At June 30, 2000, the Company had no outstanding borrowings under the facility and had a maximum availability under the borrowing formula of $2,135,000.

    In June 1997, the Company completed an agreement with a vendor whereby $4,290,000 of a trade payable was converted into a promissory note. In March 1999, the note was restructured, with a $472,000 extraordinary gain recorded in the second quarter of fiscal 1999. In May 1999, the Company made a one-time payment of $600,000 to further accelerate payment of the note. The note balance was paid in full in May 2000.

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

    On January 23, 1998, the Company filed a second Motion for Contempt against certain of these defendants. On April 23, 1998 the Magistrate Judge entered a recommendation that the defendants be held in contempt a second time, based upon their manufacture, use and sale of the ID-100 Zip Quill transponder product and based upon their offer to sell transponders to the Denver Metro Microchip Committee. On March 18, 1999, the District Court adopted the recommendation of the Magistrate Judge as to the Denver Metro Microchip Committee solicitation, but also concluded that the defendants' manufacture, use and sale of the ID-100 Zip Quill transponder product was not a contemptuous act and that the Company would need to initiate a new infringement action against the defendants regarding this product. On April 15, 1999, the Company appealed the District Court's decision as to the Zip Quill product. The Company's appeal from the refusal of the District Court to find the defendant in contempt with respect to the ID-100 Zip Quill transponder product was denied by the Court of Appeals. As to the finding of contempt regarding the Denver Metro Microchip Committee, on December 10, 1999, the District Court awarded double damages to the Company in the amount of $31,472 and ordered the defendants to pay this amount within ninety days. The defendants did not make the awarded payment within ninety days, therefore the Company filed a Motion for Contempt on May 11, 2000. A hearing was held before the district court on July 27, 2000. At the hearing the court found the defendants to be in contempt of the court's prior order of December 10, 1999. In addition, the court referred the case to the Magistrate Judge to conduct further proceedings to investigate assets of all of the defendants for the purpose of enforcing Destron's judgment.

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

  10.2
  Amendment No. 1 to Promissory Note dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

  10.3
  Warrant Agreement dated as of March 15, 1999 by and between the Company and Data Sales Co., Inc.

b.
Reports on Form 8-K

      Current reports on Form 8-K were filed on March 7, 2000, and May 2, 2000 relating to the proposed acquisition of Destron Fearing Corporation by Applied Digital Solutions, Inc. No other reports on Form 8-K were filed in the quarter ended June 30, 2000 or during the period from June 30, 2000 to the date of this report.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTRON FEARING CORPORATION (Registrant)
Dated: August 10, 2000	/s/ JAMES P. SANTELLI By: James P. Santelli Vice President-Finance Chief Financial Officer

QuickLinks

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES